Form 10-K
period 1996-04-21
ALFA LEISURE INC
filed 1996-08-15
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     April 21, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _____________

                         Commission file number  0-8624


                              ALFA LEISURE, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                    Texas                              75-1309458
          -------------------------------         -------------------
          (State or other jurisdiction of         (IRS Employer
          incorporation or organization)          Identification No.)

            13501 5th Street
            Chino, California                              91710
   --------------------------------------               ----------
   (Address of principle executive office)              (Zip code)


       Registrant's telephone number, including area code (909) 628-5574

                                 --------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                       Names of Each Exchange
Title of Each Class                     on Which Registered
- -------------------                    ---------------------
      None                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, without par value
                        -------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

         The aggregate number of shares of voting stock held by non-affiliates of Registrant as of April 21, 1996 was 936,836. There is currently no established public trading market for Registrant's common stock and there are no bid or asked quotations. Accordingly, the aggregate market value of such shares cannot be established.

         Indicate by check mark whether Registrant has filed all documents and reports that Section 12, 13 or 15(d) require of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           YES    X       NO
                               -------       -------

         The number of shares outstanding of each class of Registrant's common stock, as of April 21, 1996 was:

                  Common Stock, without par value - 3,050,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  The index to exhibits appears on page IX-2.

                               33 pages in total.

                                     Part I
Item 1.  Business

         (a)     General Development of Business

         Alfa Leisure, Inc. ("Registrant") was incorporated under the laws of the State of Texas in October 1969 under the name Brougham Coach, Inc. and commenced operations as a manufacturer and seller of recreational vehicles in January 1970. Between March 1985 and December 29, 1986, Registrant was under the protection of Chapter 11 of the United States Bankruptcy Code. On December 29, 1986, Registrant merged (the "Merger") with two privately-held corporations engaged in the business of manufacturing and selling recreational vehicles, Alfa Leisure, Inc., a California corporation ("Alfa-California") and Alfa Leisure of Louisiana, Inc., a California corporation ("Alfa-Louisiana"). The present business of Registrant consists primarily of the businesses of Alfa-California to which it has succeeded via the Merger. During 1989 Registrant closed its plant in Louisiana and consolidated those operations into its Chino, California facilities. Unless otherwise indicated, all references to the past operations of Registrant refer exclusively to the past operations of Alfa-California. The Registrant has one subsidiary, Brougham International, Inc., which it organized in August 1976 for the purpose of operating as a domestic international sales corporation. The subsidiary has been inactive since 1982.

         (b)     Financial Information About Industry Segments

         Registrant operates in one (1) identifiable industry segment, the manufacture and sale of recreational vehicles. The registrant has no affiliated customers, to which it sells recreational vehicles.

         (c) Narrative Description of Business Principle Products Produced and Method of Distribution

         Registrant manufactures and sells recreational vehicles designed as short-period accommodations for vacationers or long-period accommodations for travelers that live "full-time" in their vehicles. These products are fifth wheel travel trailers designed to be towed behind and attached to special couplers in the bed of pickup trucks. Registrant's products are marketed under the brand names "Gold" "Toyhouse", "See Ya" and "Ideal".They are distributed by approximately 47 independent dealers located throughout the United States but concentrated in the western and southwestern portions of the United States.

Production

         Registrants' manufacturing facilities are designed to provide assembly line construction of its recreational vehicles. Each facility is organized into specific production task areas, such as chassis construction, cabinet assembly, electrical, plumbing, wall and roof installation, etc., and the vehicles are moved through each area in a production line manner. Registrant manufactures all of its products in facilities in Chino, California.

         The raw materials and finished components are purchased or are obtainable from numerous sources and Registrant does not believe that it is dependent upon any one supplier.

Advertising and Promotion

         Registrant advertises its recreational vehicles primarily in recreational vehicle magazines. It also promotes its products through participation in regional trade shows, in association with area dealers.

         Registrant's sales of recreational vehicles also benefit significantly from the activities of the "Sundancers," an independent organization of approximately 1,200 owners of Registrant's products consisting of nine chapters in the western portion of the United States. Each chapter of the Sundancers typically holds several outings each year at various parks and recreation sites at which members enjoy caravanning, boat trips, pot luck dinners and dancing. In addition, the Sundancers annually hold a national rally comprising all chapters. The national rally is typically held over a one week period of time and is attended by representatives of Registrant and the manufacturers of the appliances and equipment featured in Registrant's products. Registrants' and manufacturers' representatives provide presentations on the care and upkeep of Registrant's products and the related appliances and equipment. The Sundancers are under the direction and control of its Board of Directors, which is comprised of and elected by members of the Sundancers.

Warranty

         Registrant provides a warranty to the first retail purchaser of each recreational vehicle, warranting the vehicle to be free from manufacturing defects in material and workmanship under normal use and with reasonable care and maintenance for one (1) year. Registrant is obligated to correct defects in material and workmanship by repair or replacement of any necessary parts, free of charge, in a manner intended to prevent further damage. Registrant assists purchasers in enforcing warranties on appliances and equipment included in the vehicles and will cover such items as a part of its warranty in the event satisfactory results cannot be obtained on such warranties due to no fault of the purchaser. Registrant has a service department at its factory in Chino, California. In addition, Registrant requires that the selling dealer provide any servicing required upon the request of the vehicle's owner.

Seasonality

         Sales of Registrant's products vary regionally based on the climate rather than strictly seasonal. Registrant believes that this trend is typical of the entire recreational vehicle industry.

Backlog

         Registrant does not consider the level of the backlog at any given date to be a significant factor affecting its business, except in establishing production schedules. Registrant normally adjusts the production rate to adapt to any fluctuation in the incoming order rate.

Competition

         Registrant believes that the business of manufacturing and selling recreational vehicles is highly competitive with respect to price, quality, design and features. There are many manufacturers in the industry, including several present in the areas where Registrant's products are marketed. Many of Registrant's competitors are larger and have greater resources available to them than Registrant. Registrant believes that its principal marketing advantages are price and design.

Research and Development

         Registrant manufactures and sells recreational vehicles only. Registrant makes periodic revision and redesign of models in response to consumer demand. The extent of these revisions and redesigns are dictated by what is required to obtain market acceptance.

Government Regulation

         Registrant's recreational vehicles are less than 400 square feet in size and, accordingly, are not regulated as "mobile homes" by United States Department of Housing and Urban Development. Registrant is subject to the industry standards of the Recreational Vehicle Industry Association and state housing standards. Although there is currently no specific government regulation other than motor vehicle safety and manufacturing standards regulating the Registrant's travel trailers, there can be no assurance that such regulations will not be adopted in the future. The Registrant is also subject to the Fair Labor Standards Act that governs such matters as minimum wage requirements, overtime and other working conditions.

Employees

         As of April 21, 1996, Registrant employed approximately 266 people on a full-time basis.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

              Inapplicable.

Item 2.  Properties

         Registrant's executive offices and principal manufacturing facilities are in Chino, California. Registrant sublets the premises from Johnnie R. Crean, Registrant's chairman, president and principal shareholder. Mr. Crean leases the premises to Registrant on the same terms as his lease agreement with the owner of the property, with the exception that the lease requires that Mr. Crean makes rental payments to the property owner of $8,324 per month, whereas the sublease requires Registrant to make rental payments to Mr. Crean of $11,977 per month. Rental payments made to Mr. Crean by Registrant are consistent with local market rental rates. The lease and the sublease agreements expired on May 31, 1996 and Mr. Crean and Registrant exercised their respective options to renew the lease and sublease agreements for an additional five year period. The Registrant also owns approximately 67,000 square feet of land contiguous with its principal facilities that it uses for off-street parking and storage.

         Registrant leases a second premises nearby its principal facility that consists of approximately 25,000 square feet and is used primarily for construction of vacuum bonded exterior walls. Registrant has leased these premises until May 1996 at a rental of $3,500 per month and is negotiating a new lease for these premises. Registrant leases these premises from a party unaffiliated with Registrant. Registrant believes there are several suitable locations available to serve as alternatives in the event the Registrant fails to execute a lease for the premises. Registrant believes it has reached an agreement in principle for a five year, three month lease, and has prepaid the first year's rent.

         Registrant also owns a facility in Louisiana consisting of approximately 53,000 square feet of structures on 10 acres of land which it has leased to an unaffiliated third party. It is currently leased for $4,100 per month.

         Registrant believes that its present facilities are adequate for its present and expected manufacturing needs for its current product line.


Item 3.  Legal Proceedings

         The Company is involved in several routine litigation matters incidental to its business. Such litigation matters, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position or the results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

                                    Part II


Item 5.  Market for Registrant's Common Stock and Related Stock
         Holder Matters

         (a)  Market Information

         Selected national over-the-counter quotations as published in the National Quotation Bureau's "Pink Sheets" ranged during the past eight (8) fiscal quarters ended April 21, 1996 are as follows:


    Quarter                      High Bid             Low Bid
    -------                      --------             -------
1st Quarter 1995                   None                 None
2nd Quarter 1995                   None                 None
3rd Quarter 1995                   None                 None
4th Quarter 1995                   None                 None
1st Quarter 1996                   None                 None
2nd Quarter 1996                   None                 None
3rd Quarter 1996                   None                 None
4th Quarter 1996                   None                 None

         There is currently no established public trading market for Registrant's common stock.

         (b)  Holders

         The approximate number of holders of record for each class of Registrant's common equity securities as of the close of business on April 21, 1996 is set forth below:


         Title of Class                      Number of Record Holders
         ---------------                     ------------------------
Common Stock, without par value                        407

         (c)  Dividends

         Registrant has never declared or paid any dividends on any class of its securities.

Item 6.  Selected Financial Data

         The following table sets forth certain financial information relating to the combined operations of Alfa-California and Alfa-Louisiana succeeded to by Registrant. See "Part I, Item 1 (a). General Development of Business."

                      STATEMENT OF OPERATIONS INFORMATION

                                          For the Year Ended
                      -------------------------------------------------------------------
                                               April 30,
                      -------------------------------------------------------------------
                         1996           1995         1994          1993           1992
                      -----------   -----------   -----------   -----------   -----------
Sales                 $25,749,645   $27,348,921   $23,593,053   $14,323,652   $12,318,902

Net Income (Loss)         664,674       823,921     1,000,165      (593,642)       28,273
Income (Loss)
  per Share of
  Common Stock                .22           .27           .33          (.19)          .01

Cash Dividends
  Declared per Share
  of Common Stock (1)          --            --            --            --            --

Weighted Average
  Number of Shares
  Outstanding           3,050,000     3,050,000     3,050,000     3,050,000     3,050,000



- --------------------
(1) Registrant has never declared nor paid any dividends on its class of common stock.

                           BALANCE SHEET INFORMATION

                                                              April 30,
                               -----------------------------------------------------------------------
                                  1996           1995           1994           1993            1992
                               ----------     ----------     ----------     ----------     -----------
Total Assets                   $5,988,202     $5,703,439     $4,256,080     $3,138,626     $ 3,241,489

Current Assets                 $4,311,241     $4,569,905     $3,302,868     $2,288,072     $ 2,247,570

Current Liabilities            $2,599,835     $3,240,733     $2,062,118     $1,936,772     $ 3,335,386

Net Working Capital            $1,711,406     $1,329,172     $1,240,750     $  351,300     $(1,087,816)

Long-term Debt                 $      -0-     $      -0-     $      -0-     $    5,942     $    14,049

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995

      Sales decreased 5.8 percent to $25,749,645 in 1996 from $27,348,921 in 1995. This decrease was due to a general decline in the market. Management of the Registrant believes sales of less expensive units will contribute favorably to the 1997 sales results.

      Gross profit decreased as a percent of sales from 15.6% in 1995 to 14.6% in 1996, primarily due to an increase in labor costs.

      Selling, general and administrative expenses increased 4.5% compared with the prior year because of an increase in selling expense in an attempt to expand Registrant's market share to maintain volume in a declining market.

      The effective tax rate in fiscal 1996 was favorably affected by a reduction in the valuation allowance against net deferred tax assets which resulted in a benefit of $540,270.

      Registrant has net income for the year ended April 21, 1996 of $664,674, as compared with $823,921 over the same period in 1995.

Fiscal Year Ended April 30, 1995 Compared to Fiscal Year Ended April 30, 1994

      During fiscal 1995, net sales increased 16 percent to $27,348,921 from $23,593,053 in fiscal 1994. This increase was the result of introducing a new less expensive line of trailers and a recovery of the RV market.

      Gross profit for the year decreased as a percent of sales from 16.8% in 1994 to 15.8% in 1995, due to a shift in product mix.

      Selling, general and administrative expenses increased 17.9 percent as a percent of sales in fiscal 1995 compared to fiscal 1994. This increase was due to increased staffing.



                        LIQUIDITY AND CAPITAL RESOURCES

      Registrant has accumulated retained earnings of $1,723,057 through April 21, 1996. Registrant has drawn down $300,000 on its line of credit making the total obligation $1,997,500 as of April 21, 1996. Registrant has received written representation from the holder of the line of credit that it will not make a demand for principal payment through the end of fiscal 1997. Accordingly, this obligation has been classified as noncurrent in the consolidated balance sheet at April 21, 1996. Registrant subsequently has paid the line of credit down $450,000 since April 21, 1996.

      Net cash provided by operating activities in 1996 was $45,589 compared with $207,863 in 1995. This change reflects the increase in accounts receivable and the decrease in accounts payable, partially offset by a decrease in inventories during 1996. Net cash provided by operating activities in 1995 was $207,863 compared to $1,048,308 in 1994. This change reflects the increase of accounts receivable and inventories net of an increase in accounts payable, all attributable to an increased volume during 1995.

      Net cash used by investing activities, which primarily involves capital expenditures, was $133,104, $286,695 and $167,632 in 1996, 1995 and 1994,
respectively. Capital expenditures have been and are expected to be primarily for replacement of existing plant and equipment. Registrant believes that it has sufficient available plant capacity to meet the demand for its current product line in the foreseeable future.

      Net cash provided (used) by financing activities was $260,044, ($568,858) and ($7,143) in 1996, 1995 and 1994, respectively. The amount for 1996 reflects a draw on the line of credit. The amount for 1995 reflects advances to the President and principal payments on the line of credit.

      Currently, there are no major purchase commitments that are expected to have a significant impact on liquidity. Registrant has a lease commitment of $143,724 annually under a lease with its President for one of its manufacturing facilities.

      Management believes that funds generated by operations and the available line of credit will be sufficient to fund operations for the coming year.

Item 8.  Financial Statements and Supplementary Data


                               ALFA LEISURE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants . . . . . . . . . . . . . . . . . . . 13


Consolidated Balance Sheets as of April 30, 1996 and 1995 . . . . . . . 14


Consolidated Statements of Operations
  for the Years ended April 30, 1996, 1995 and 1994 . . . . . . . . . . 15


Consolidated Statements of Stockholders' Equity
  for the Years ended April 30, 1996, 1995 and 1994 . . . . . . . . . . 16


Consolidated Statements of Cash Flows
  for the Years ended April 30, 1996, 1995 and 1994 . . . . . . . . . . 17


Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . 19

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Alfa Leisure, Inc.

We have audited the accompanying consolidated balance sheets of Alfa Leisure, Inc. as of April 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa Leisure, Inc. as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Newport Beach, California
June 28, 1996

                               ALFA LEISURE, INC.


                          CONSOLIDATED BALANCE  SHEETS


                                    ASSETS:

                                                  April 30,
                                          -------------------------
                                              1996         1995
                                          ------------  -----------
Current assets:
Cash                                        $  505,027   $  332,498
Restricted cash                                209,142      279,952
Accounts receivable                          1,816,653    1,496,142
Inventories                                  1,694,798    2,401,669
Prepaid expenses and other current assets       85,621       59,644
                                            ----------   ----------

Total current assets                         4,311,241    4,569,905

Property, plant and equipment, net           1,136,691    1,133,534
Deferred tax asset                             540,270          -0-
                                            ----------   ----------

Total assets                                $5,988,202   $5,703,439
                                            ==========   ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable                            $1,801,110   $2,325,548
Accrued expenses                               411,464      609,308
Accrued compensation                           387,261      304,934
Current maturities of long-term debt               -0-          943
                                            ----------   ----------

Total current liabilities                    2,599,835    3,240,733

Line of credit                               1,997,500    1,697,500
Deferred income                                  8,200        8,200
                                            ----------   ----------

Total liabilities                            4,605,535    4,946,433
                                            ----------   ----------
Commitments and contingencies

Stockholders' equity:
Common stock, authorized 30,000,000 shares
  of no par value; issued and outstanding
  3,050,000 shares                              62,000       62,000
Note receivable from President                (402,390)    (363,377)
Retained earnings                            1,723,057    1,058,383
                                            ----------   ----------

Total stockholders' equity                   1,382,667      757,006
                                            ----------   ----------

Total liabilities and
 stockholders' equity                       $5,988,202   $5,703,439
                                            ==========   ==========


The accompanying notes are an integral part of these financial statements.

                               ALFA LEISURE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   __________


                                    For the Years Ended April 30,
                              -------------------------------------------
                                 1996            1995            1994
                              -----------    ------------    ------------
Sales                         $25,749,645     $27,348,921     $23,593,053

Cost of sales                  22,020,234      23,076,570      19,620,119
                              -----------     -----------     -----------

Gross profit                    3,729,411       4,272,351       3,972,934
                              -----------     -----------     -----------

Expenses:

Selling, general and
  administrative                3,327,528       3,184,935       2,701,932
Interest expense                  257,593         152,528         145,215
                              -----------     -----------     -----------

                                3,585,121       3,337,463       2,847,147
                              -----------     -----------     -----------

Income before income taxes        144,290         934,888       1,125,787

Provision (benefit) for
  income taxes                   (520,384)        110,967         125,622
                              -----------     -----------     -----------

Net income                    $   664,674     $   823,921     $ 1,000,165
                              ===========     ===========     ===========

Net income per share          $       .22     $       .27     $       .33
                              ===========     ===========     ===========





   The accompanying notes are an integral part of these financial statements.

                               ALFA LEISURE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the Years Ended April 30, 1996, 1995 and 1994

                                   __________



                               Common Stock
                            -------------------    Note receivable    Retained
                             Shares      Amount    from President     earnings
                             ------      ------    ---------------    --------
Balance April 30, 1993      3,050,000   $62,000      $               $ (765,703)

Net income                                                            1,000,165
                            ---------   -------                      ----------

Balance April 30, 1994      3,050,000    62,000                         234,462

Net advances to President                             (363,377)

Net income                                                              823,921
                            ---------   -------      ---------       ----------

Balance April 30, 1995      3,050,000    62,000       (363,377)       1,058,383

Net advances to President                              (39,013)

Net income                                                              664,674
                            ---------   -------      ---------       ----------

Balance April 30, 1996      3,050,000   $62,000      $(402,390)      $1,723,057
                            =========   =======      =========       ==========





   The accompanying notes are an integral part of these financial statements.

                               ALFA LEISURE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Years Ended April 30,
                                               ------- -----------------------------
                                                  1996          1995         1994
                                               ----------    ---------    -----------
Cash flows from operating activities:

 Net income                                     $ 664,674    $ 823,921    $1,000,165
                                                ---------      -------    ----------

Adjustments to reconcile net income
 to net cash provided by operating activities:

  Depreciation and amortization                   129,947      106,374        67,774
  Gain on sale of property, plant and equipment                               (2,800)
  Decrease (increase) in deferred income taxes   (540,270)                    (2,115)
  Decrease (increase) in restricted cash           70,810      (59,806)      (85,020)
  Decrease (increase) in accounts receivable     (320,511)    (961,807)      245,016
  Decrease (increase) in inventories              706,871     (911,035)     (273,139)
  Decrease (increase) in prepaids and other
   current assets                                 (25,977)      17,921       (28,120)
  Increase (decrease) in accounts payable        (524,438)   1,042,424      (221,229)
  Increase (decrease) in accrued compensation      82,327      (12,252)      106,734
  Increase in deferred income                                    8,200
  Increase (decrease) in accrued expenses        (197,844)     153,923       241,042
                                                ---------      -------    ----------

     Total adjustments                           (619,085)    (616,058)       48,143
                                                ---------     --------    ----------

Net cash provided by operating activities          45,589      207,863     1,048,308
                                                ---------     --------    ----------

Cash flows from investing activities:

  Acquisition of property, plant and equipment   (133,104)    (286,695)     (170,432)
  Proceeds from sale of property,
    plant and equipment                                                        2,800
                                                ---------      -------    ----------

Net cash used by investing activities            (133,104)    (286,695)     (167,632)
                                                ---------     --------    ----------





Continued

The accompanying notes are an integral part of these financial statements.

                               ALFA LEISURE, INC.

                                                   For the Years Ended April 30,
                                                -----------------------------------
                                                   1996          1995        1994
                                                ---------     ---------   ---------
Cash flows from financing activities:

   Principal payments on notes payable          $    (943)    $  (5,481)   $ (5,062)
   Principal payments on capital
     lease obligations                                                       (2,081)
   Net increase in note receivable from
     President                                    (39,013)     (363,377)
   Principal drawn on line of credit              300,000
   Principal payments on line of credit                        (200,000)
                                                ---------     ---------    --------
Net cash provided (used) by financing
  activities                                      260,044      (568,858)     (7,143)
                                                ---------     ---------    --------

Net increase (decrease) in cash                   172,529      (647,690)    873,533
Cash at beginning of year                         332,498       980,188     106,655
                                                ---------     ---------    --------

Cash at the end of year                         $ 505,027     $ 332,498    $980,188
                                                =========     =========    ========
Supplemental cash flow disclosures:

Interest paid                                   $ 246,970     $ 152,528    $145,579
                                                =========     =========    ========

Income taxes paid                               $ 172,355     $     -0-    $    181
                                                =========     =========    ========





The accompanying notes are an integral part of these financial statements.

                               ALFA LEISURE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ____________


1. Summary of Significant Accounting Policies:

General:

The Company manufactures and sells recreational vehicles which are distributed by independent dealers located throughout the United States but concentrated in the western and southwestern portions of the United States.

Consolidation:

The consolidated financial statements include the accounts of Alfa Leisure, Inc. and its inactive, wholly-owned subsidiary Brougham International, Inc., collectively the "Company."

Accounting Periods:

The Company's fiscal year ends on the Sunday in April falling between the 17th and the 23rd. Fiscal 1996 ended on April 21, 1996, fiscal 1995 ended on April 23, 1995 and fiscal 1994 ended on April 17, 1994. While the financial statements reflect operations of the Company as of and for the periods ending on those dates, they have been presented as if the Company's fiscal year ends on April 30 of each year to simplify the presentation.

Cash equivalents and restricted cash:

Cash equivalents are highly liquid investments that are readily convertible into known amounts of cash and have maturities at acquisition of three months or less.

Restricted cash balances consist of funds held as collateral for repurchase agreements with financial institutions that provide the financing agreements as discussed in Note 6, and funds held as collateral for the Company to be bonded, as required by various state agencies for licensing procedures. For purposes of the statements of cash flows, these amounts are not considered cash equivalents.

Inventories:

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the assets which range from five to 40 years. Leasehold improvements are amortized over the terms of the respective leases, or the service lives of the improvements, whichever is shorter. Accelerated and straight-line methods of depreciation are used for both financial reporting and income tax reporting purposes. Upon sale or disposition of assets, any gain or loss is included in the statement of operations.

Assessments whether there has been a permanent impairment in the value of long-lived assets are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as other economic factors. Management believes no permanent impairment has occurred.

Normal repairs and maintenance are charged to expense as incurred whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

Net Income Per Share:

Net income per share is based upon 3,050,000 weighted average shares outstanding for the years ended April 30, 1996, 1995 and 1994. Fully diluted earnings per common share does not differ from that presented.

Income Taxes:

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the changes during the period in deferred tax assets and liabilities.

                               ALFA LEISURE, INC.

Management Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1995, management believes that the carrying amounts of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management estimates that the fair value of the line of credit approximates carrying value based upon what the Company's effective borrowing rate would be for issuance of debt with similar terms.

2. Inventories:


Inventories are summarized as follows:               April 30,
                                             -------------------------
                                                1996           1995
                                             ----------     ----------
Raw materials                                $  964,528     $  744,789
Work in process                                 588,260        557,290
Finished products                               142,010      1,099,590
                                             ----------     ----------
                                             $1,694,798     $2,401,669
                                             ==========     ==========

3. Property, Plant and Equipment:

The major classes of property, plant and equipment are as follows:

                                                    April 30,
                                            --------------------------
                                                1996          1995
                                            -----------    -----------
Land                                        $   332,262    $   332,262
Buildings                                       895,097        895,097
Machinery and equipment                         775,421        708,582
Transportation equipment                        165,236        125,185
Furniture and office equipment                  256,744        230,530
Leasehold improvements                          212,379        212,379
                                            -----------    -----------
                                              2,637,139      2,504,035
Less: Accumulated depreciation
and amortization                             (1,500,448)    (1,370,501)
                                            -----------    -----------
                                            $ 1,136,691    $ 1,133,534
                                            ===========    ===========

                               ALFA LEISURE, INC.

The Company has manufacturing facilities in Benton, Louisiana which the Company is not currently using. The net book value of these premises is $378,572 and $392,593 at April 30, 1996 and 1995 respectively. This facility has been leased to a tenant beginning April 1, 1995 for five years at $4,100 per month.

A parcel of land held by the Company with a book value of $332,000 has been pledged as collateral for a personal borrowing of the Company's President of $184,000.

4. Line of Credit:

In April 1992, the Company entered into a line of credit agreement with a maximum amount of $2,000,000, of which $1,997,500 and $1,697,500 were outstanding at April 30, 1996 and 1995, respectively. Interest is at Bank of America's prime rate plus 1%, an effective rate of 9.5% and 10% at April 30, 1996 and 1995, respectively. The line of credit is payable within 90 days of any written demand by the lender, however, the Company has received written representation from the lender that it will not make a demand for principal payment through the end of fiscal 1997. Accordingly, this obligation has been classified as noncurrent in the consolidated balance sheet at April 30, 1996.

Substantially all assets of the Company are pledged as collateral for the line of credit. The Company's President has personally guaranteed the line of credit and has assigned his rights under the lease for the Company's principal manufacturing facility as additional collateral.

5. Income Taxes:


The components of the provision (benefit) for income taxes are as follows:

                                        For the Year Ended April 30,
                                      ----------------------------------
                                        1996          1995        1994
                                      ---------     --------    --------
Current:

State                                 $  18,023     $ 89,616    $111,726
Federal                                   1,863       21,351      13,896

Deferred:

State                                   (52,069)          --          --
Federal                                (488,201)          --          --
                                      ---------     --------    --------
                                      $(520,384)    $110,967    $125,622
                                      =========     ========    ========

                               ALFA LEISURE, INC.

The reconciliation of the effective tax rates and U.S. Statutory tax rates are as follows:


                                        For the Year Ended April 30,
                                   ---------------------------------------
                                     1996           1995           1994
                                   ---------      ---------      ---------
Tax provision at statutory
  rate                             $  49,059      $ 317,862      $ 382,063
Alternative minimum tax                                             16,011
Decrease in the valuation
   allowance                        (546,973)      (263,588)      (420,860)
State taxes, net of federal
  benefit                            (22,470)        59,147         74,011
Expiration of jobs tax credit                                       75,939
Other                                                (2,454)        (1,542)

                                   ---------      ---------      ---------
                                   $(520,384)     $ 110,967      $ 125,622
                                   =========      =========      =========

The net operating loss carry forward for federal income tax purposes at April 30, 1996 was approximately $2,206,786. This carry forward expires in various fiscal years from 1998 through 2008. There was no state net operating loss carry forward at April 30, 1996.

As of April 30, 1996, the Company had approximately $30,089 of available tax credit carry forwards comprised of investment tax credits of $3,022 and alternative minimum tax credits of $27,067. The investment tax credit carry forwards expire in fiscal years from 1997 through 1998. The alternative minimum tax credits have an indefinite carry forward period. In addition, the Company had approximately $85,354 of federal contribution carry forwards expiring in fiscal years from 2000 to 2001.

The components of the net deferred tax asset are as follows:


                                           For the Year Ended April 30,
                                           ----------------------------
                                             1996              1995
                                           ---------        -----------
Net operating loss carry forwards          $ 750,307        $   871,979
Depreciation                                 127,100            107,502
State taxes                                    6,128             30,469
Accrued liabilities                           97,626            104,542
Charitable contributions                      29,020                  0
Tax credits                                   30,089             28,226
Valuation allowance                         (500,000)        (1,142,718)
                                           ---------        -----------
                                           $ 540,270        $       -0-
                                           =========        ===========

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the ultimate realization of all such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that further deferred tax assets are realizable, the valuation allowance will be adjusted.

                               ALFA LEISURE, INC.

6. Commitments and Contingencies:

Operating Leases:

The Company leases its manufacturing facilities, executive offices, and certain office equipment under agreements classified as operating leases. The leases require fixed monthly payments. One of the Company's manufacturing facilities is leased from the Company's President. The President makes rental payments to the owner of the manufacturing facility for $8,324 per month and the Company in turn makes rental payments to the President for $11,977 per month. This lease expired in May 1996 and has been renewed for a five (5) year period. Future minimum lease payments on all operating leases, including the renewed lease, are as follows:


          Year Ended April 30,
          --------------------
                1997                              $190,356
                1998                               190,356
                1999                               188,040
                2000                               185,724
                2001                               185,724
                Thereafter                          15,477
                                                  --------
                                                  $955,677
                                                  ========

Rent expense for the years ended April 30, 1996, 1995 and 1994 was $185,724, $185,724 and $189,224, respectively of which $143,724, $143,724 and $143,724, respectively, was paid to the Company's President.

Financing Arrangements:

The Company is contingently liable under the terms of repurchase agreements established with financing institutions to provide inventory financing for dealers of the Company's products. The maximum exposure related to repurchase agreements was approximately $7.4 million and $6.3 million at April 30, 1996 and 1995, respectively. The risk of loss under these agreements is spread over many dealers and financing institutions and is reduced by the resale value of any products that may be repurchased. The Company has historically experienced no significant losses under these agreements.

Warranty Reserve:

The Company provides a warranty against defects in materials and workmanship for one year following the date of sale. Estimated costs of product warranties relating to sales during the year have been accrued and charged to operations during the year the products were sold. The Company has included $213,201 of accrued warranty costs in accrued expenses at April 30, 1996 and 1995.

Litigation:

The Company is involved in several routine litigation matters incidental to its business. Such litigation matters, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position or the results of operations of the Company.

                               ALFA LEISURE, INC.

Employment Agreement:

The Company has an annual employment agreement with its President that expires on December 31, 1996. The agreement automatically extends for additional annual periods unless canceled by either party before October 31. The agreement provides for a fixed annual salary subject to an annual cost of living adjustment. Such salary amounted to $226,404, $227,604 and $220,875 in the fiscal years ended April 30, 1996, 1995, and 1994, respectively. In addition, the agreement provides for a bonus in an amount equal to 10% of pretax income before accrual for amounts to be paid by the Company under its management bonus plan. The agreement also provides for the right of the Company's President to purchase each year up to two travel trailers manufactured by the Company for an amount equal to the Company's cost. No trailers were purchased in fiscal 1996, 1995 or 1994.

Under a bonus program for salaried employees, which includes the President, bonus payments were made in the amounts of $235,315, $368,401 and $387,367, in fiscal 1996, 1995, and 1994, respectively.

Concentration of Credit Risk:

The Company maintains cash balances with financial institutions in amounts that exceed federally insured limits.

7. Stock Options:

A total of 300,000 shares is reserved for issuance under the Company's incentive stock option plan for officers and directors. No options were issued or outstanding nor had any been exercised during the fiscal years ended April 30, 1996, 1995 or 1994.

8. Note Receivable from President:

At April 30, 1996 and 1995, the Company had a note receivable from its President and major stockholder amounting to $402,390 and $363,377 respectively. The note bears interest at 9%. Such advances have been classified as a contra-equity item on the April 30, 1996 consolidated balance sheet. The receivable at April 30, 1995, which was previously classified as an asset, has been reclassified in conformity with the 1996 presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Inapplicable.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

             a b  Identification of Directors and Executive Officers


                                                          Year First Became
  Name              Age    Position                        Officer/Director
  ----              ---    --------                       -----------------
Johnnie R. Crean    47     Chairman of the Board,                 1986
                           President and Director

Timothy P. Igo      48     Vice President                         1986

Carol Smith         56     Secretary and Director                 1986

Robert A. Rudolph   63     Director                               1986

             Directors are elected at the biannual meeting of stockholders to serve for two years or until their successors are duly elected or appointed and qualified. Officers serve at the discretion of the Board of Directors.

             c  Identification of Certain Significant Employees

             Other than those officers set forth above, no persons are expected to make significant contributions to the business of Registrant.

             d  Family Relationships

             There are no family relationships between any of the officers and directors of Registrant.

             e  Business Experience

             Johnnie R. Crean, Chairman of the Board, President and Director. Mr. Crean has been Chairman of the Board, President and a Director of Registrant since December 29, 1986. Mr. Crean founded Alfa Leisure, Inc., a California corporation ("Alfa-California") in March 1975 and served as President and Director of Alfa-California from that time until its merger into Registrant on December 29, 1986. Mr. Crean also served as President and Director of Alfa Leisure of Louisiana, Inc., a California corporation ("Alfa-Louisiana"), from its organization in October 1985 to the time of its merger into Registrant on December 29, 1986. Before the merger into Registrant, Alfa-California and Alfa-Louisiana, and Registrant, were engaged in the manufacture and sale of recreational vehicles.

             Timothy P. Igo, Vice President. Mr. Igo has been Vice President of Registrant since December 29, 1986. Mr. Igo was previously employed in various capacities by Alfa Leisure, Inc., a California corporation ("Alfa-California"), from 1973 until December 29, 1986, when Alfa-California was merged into Registrant. Before its merger into Registrant, Alfa-California was engaged in the manufacture and sale of recreational vehicles. From June 1981 to April 1984, Mr. Igo served as Secretary, Treasurer and Director of Alfa-California, and as Vice President and Director from April 1984 to December 1986.

             Carol Smith, Secretary and Director. Ms. Smith has been the Secretary and a Director of Registrant since December 29, 1986. Before her association with Registrant, Ms. Smith had been employed by Alfa Leisure, Inc., a California corporation ("Alfa-California"), since June 1977. From July 1981 to May 1984, Ms. Smith served as Sales Manager of Alfa-California and from May 1984 to November 1986 to December 29, 1986 when Alfa-California was merged into Registrant.

             Robert A. Rudolph, Director. Mr. Rudolph has served as director of Registrant since December 29, 1986. Mr. Rudolph is Vice President and Secretary of Bates Industries, Inc., a privately-held manufacturer and wholesaler of motorcycle apparel, and has served in such positions since 1962.

             f  Involvement in Certain Legal Proceedings

                Inapplicable.

             g  Promoters and Control Persons

                Inapplicable.

Item 11.     Executive Compensation

             a Cash Compensation

             The following table sets forth the approximate aggregate cash compensation paid by the Registrant during the fiscal year ended April 30, 1996 to each executive officer whose annual cash compensation exceeded $60,000 for the year and to all executive officers as a group:


Name and Capacities in Which Served           Cash Compensation
- -----------------------------------           -----------------
Johnnie R. Crean
  Chairman of the Board and President              $301,389


All Officers as a Group (three persons)            $401,754

             Mr. Crean is employed as President of Registrant pursuant to an employment agreement entered into as of December 1, 1986 ("Employment Agreement"). The Employment Agreement expired on December 31, 1995, but automatically extended for a successive twelve-month period. The employment agreement provides for a base salary of $180,000 per year, subject to annual cost of living adjustments. The current adjusted annual base salary is approximately $227,000. Mr. Crean is also entitled to a quarterly cash bonus in an amount equal to 10 percent of the quarterly pretax income of Registrant (calculated before the payment of accounts, if any, to management personnel). In addition, Mr. Crean is entitled under the Employment Agreement to purchase each fiscal year up to two travel trailers manufactured by Registrant in an amount equal to Registrant's manufacturing cost. Mr. Crean did not purchase any travel trailers from Registrant during the fiscal years ended April 30, 1996 or 1995.

             b Compensation Pursuant to Plans

             Registrant has adopted a 1987 Incentive Stock Option Plan ("Plan"). Pursuant to the Plan, options may be granted to key employees of the Registrant, including the officers and directors who are also employees, as will be determined by Registrant's Board of Directors or a committee appointed by the Board.

             The maximum aggregate number of shares of Registrant's common stock authorized for issuance upon exercise of options granted under the Plan is 300,000 shares, subject to adjustment in case of recapitalization or certain other events. The Board of Directors will determine the exercise price of options granted pursuant to the Plan, but will in no event be less than the fair market value of Registrant's common stock as of the date of the grant of the option, except that the exercise price to be paid by any optionee who owns 10 percent (10%) or more of Registrant's voting securities will not be less than 110% of the fair market value of the common stock as of the date of the grant of the option.

             The Board of Directors will determine the expiration date of an option granted pursuant to the Plan, but in no event will an option be exercisable after ten years from the date it is granted; provided, however, in the case of any optionee who owns 10 percent (10%) or more of Registrant's voting securities in no event will an option be exercisable after five years from the date it is granted. Options granted under the Plan are subject to forfeiture upon termination of employment except because of death or disability. Options may be granted under the Plan until December 15, 1997 unless the Plan is terminated prior thereto. At April 21, 1996, there were no outstanding options.


             c  Other Compensation

             No executive officer of Registrant nor all executive officers of Registrant as a group received other compensation in excess of 10 percent (10%) of the compensation reported in the cash compensation table above for the individual executive officer or group.

             d  Compensation of Directors

             Directors of Registrant, other than Johnnie R. Crean, receive $500 per meeting for their services.

             e  Termination of Employment and Change of Control

             Inapplicable.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             a b  Security Ownership

             The following table sets forth information as of April 21, 1996, with respect to the ownership of Registrant's common stock by each person known to Registrant to be the beneficial owner of more than 5% of Registrant's common stock, by each director of Registrant, and by all officers and directors as a group.

                                 Amount and                      Percentage
Name and Address             Nature of Beneficial              of Outstanding
of Beneficial Owner             Ownership(1)                   Common Stock(2)
- -------------------          --------------------              ---------------
Johnnie R. Crean                2,281,430(3)                        74.8%
1501 5th Street
Chino, California 91710

Carol Smith                         9,600(4)                         0.3%
13501 5th Street
Chino, California 91710

Robert A. Rudolph                   8,364                            0.3%
3700 N Industry Ave. #102
Lakewood, California 90712

Timothy Igo                         2,400(5)                        0.08%
13501 5th Street
Chino, California 91710


All Officers and Directors
   (four persons)               2,301,794(6)                        75.5%

- -----------------
(1) Unless otherwise indicated, each beneficial owner set forth in the table has the sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2)      Based on 3,050,000 shares of common stock issued and outstanding.

(3) Includes 43,200 shares of common stock held by trusts for the benefit of the children of Johnnie R. Crean of which Mr. Crean is co-trustee.

(4) Ms. Smith shares investment and dispositive control over the 9,600 shares of common stock with her daughter.

(5) Mr. Igo shares investment and dispositive control over the 2,400 shares of common stock with his exwife.

(6)      Includes shares referred to in footnotes (3) through (5) above.

         c  Changes in Control

         Registrant knows of no arrangements, including any pledge by any person of the common stock of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.  Certain Relationships and Related Transactions

         On June 1, 1991, Registrant entered a five (5) year sublease agreement for the premises at which the Registrant maintains its executive offices and principal manufacturing facilities with Johnnie R. Crean, Registrant's Chairman, President and principal shareholder. Mr. Crean sublets the property to Registrant on the same terms as his lease agreement with the owner of the property, with the exception that Mr. Crean is obligated to make rental payments under his lease agreement for $8,324 per month, whereas Registrant is obligated to make rental payments to Mr. Crean under its sublease agreement for $11,977 per month. During the fiscal year ended April 21, 1996, the total rent paid by Registrant to Mr. Crean under the sublease was $143,724. The lease and the sublease agreements both expired on May 31, 1996 and have been renewed for a five (5) year period.

         The Company's President has personally guaranteed the Company's line of credit and assigned his rights under the sublease agreement for the premises as collateral therefor.

         Personal indebtedness of Johnnie R. Crean owed to a third party lender in the aggregate principal amount of $184,000 is collateralized by a deed of trust against a parcel of land owned by Registrant.


         b  Certain Business Relationship

            Inapplicable.

         c  Indebtedness of Management

            Johnnie R. Crean, the President, expects that his indebtedness to the Company will fluctuate during fiscal year 1997, and intends to fully retire his indebtedness by the end of fiscal year 1997.

         d  Transactions with Promoters

            Inapplicable.

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 10-K

         a  (1)  List of Financial Statements Filed as a Part of this Report
                 (filed under Item 8 above)

                 For Alfa Leisure, Inc.

                 Report of Independent Accountants.

                 Consolidated Balance Sheets as of April 30, 1996 and 1995.

                 Consolidated Statements of Operations for the years ended April 30, 1996, 1995 and 1994.

                 Consolidated Statements of Stockholders' Equity for the years ended April 30, 1996, 1995 and 1994.

                 Consolidated Statements of Cash Flows for the years ended April 30, 1996, 1995 and 1994.

                 Notes to Consolidated Financial Statements.



         b       Reports on Form 8-K

                 No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         c       Exhibits

                 Reference is made to the Exhibit Index filed as part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALFA LEISURE, INC., a Texas corporation


                                   By:  /s/ JOHNNIE R. CREAN
                                        ------------------------------------
                                        Johnnie R. Crean
                                        Chairman of the Board, President,
                                        Chief Financial Officer and Director

                                   Date:  August 13, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons for the Registrant and in the capacities and on the dates indicated.


Signature/Title                                        Date
- ---------------                                        ----

/s/ JOHNNIE R. CREAN                               August 13, 1996
- ---------------------------------
JOHNNIE R. CREAN
Chairman of the Board, President
Chief Financial Officer and Director
(Principal Executive Officer)



/s/ CAROL SMITH                                    August 13, 1996
- ----------------------------------
CAROL SMITH
Secretary and Director



/s/ ROBERT A. RUDOLPH                              August 13, 1996
- ----------------------------------
ROBERT A. RUDOLPH
Director

                                 EXHIBIT INDEX

3.1 Restated Articles of Incorporation as filed with the Secretary of State for the State of Texas on July 22, 1976 and amended on January 14, 1977 and March 28, 1978, incorporated herein by reference from Registrant's Form S-2 Registration Statement (Registration No. 63163) filed December 5, 1978, Exhibit 3.1.

3.3 Third Amendment to the Restated Articles of Incorporation as filed with the Secretary of State for the State of Texas on December 22, 1986, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 3.3.

3.4 Bylaws of Registrant, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 3.4.

4.3 Specimen of Registrant's Common Stock Certificates, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 4.4.

4.4 Incentive Stock Option Plan of 1987, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended April 30, 1988, Exhibit 4.4.

10.05 Agreement and Plan of Reorganization dated December 30, 1985 between and among Registrant, Alfa Leisure, Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from Registrant's Report on Form 8-K dated December 29, 1986, Exhibit 10.05.

10.06 Agreement of Merger dated December 26, 1986 between and among Registrant, Alfa Leisure, Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from Registrant's Report on Form 8-K dated December 29, 1986, Exhibit 10.06.

10.07 Lease Agreement by and between the Industrial Development Board of the Parish of Bossier, Louisiana, Inc., and Alfa Leisure of Louisiana, Ltd. dated December 1, 1983, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 10.07.

10.08 Mortgage and Indenture of Trust by and between the Industrial Development Board of the Parish of Bossier, Louisiana, Inc. and the First National Bank of Shreveport dated January 1, 1984, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 10.08.

10.09 Bond Guaranty Agreement by and between Alfa Leisure, Inc., a California corporation, Johnnie R. Crean and The First National Bank of Shreveport dated January 1, 1984, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 10.09.

10.10 Employment Agreement by and between Alfa Leisure, Inc., a California corporation, and Johnnie R. Crean dated as of December 1, 1986, incorporated by reference from Registrant's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 10.10.

10.11 Sublease Agreement by and between Alfa Leisure, Inc., a California corporation, and Johnnie R. Crean dated May 31, 1986 incorporated by reference from Registrant's Quarterly Report on Form 10-Q, dated April 26, 1987, Exhibit 10.11.

22         Brougham International, Inc. is Registrant's only subsidiary.

27         Financial Data Schedule


                                      IX-2