Form 10-Q
period 1996-07-31
ALFA LEISURE INC
filed 1996-10-16
CIK 14611

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                              FORM 10 - Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended:                  Commission file number:
   July 31, 1996                              0-8624

                        ALFA LEISURE, INC
         (Exact name of registrant as specified in its charter)

           TEXAS                                 75-1309458
(State or other jurisdiction       (IRS Employer identification
of incorporation or organization)          number)

           13501 "5th" Street, Chino, California  91710
             (Address of principal executive office)

                          (909) 628-5574
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X     NO

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES   X     NO

The number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1996 was:

     Common Stock, without par value - 3,050,000 shares
                        ALFA LEISURE, INC.

                              Index

PART I.        FINANCIAL INFORMATION                        Page

Item 1.        Financial Statements(unaudited)

               Balance Sheets as of July 31, 1996             3
               and April 30, 1996

               Statements of Income for the Three             4
               Months Ended July 31, 1996 and 1995

               Statements of Cash Flows for the               5
               Three Months Ended July 31, 1996 and 1995

               Notes to Unaudited Financial Statements        6

Item 2         Management's Discussion and Analysis of        8
               Financial Condition and Results of Operations

PART II.       OTHER INFORMATION                              9


               Signature Page                                10

                        ALFA LEISURE, INC.
                          BALANCE SHEETS
                           (UNAUDITED)
                             ASSETS:
                                         July 31,      April 30,
                                         ---1996----  ---1996---
Current Assets:
     Cash                               $    11,791  $   505,027
     Restricted cash                             209,861      209,142
     Accounts receivable, trade                  809,976    1,816,653
     Inventories(Note 1)                  2,614,504    1,694,798
     Prepaid expense                             105,070       85,621

          Total current assets                 3,751,202    4,311,241

Property, plant and equipment, net        1,113,018    1,136,691
Deferred tax asset                          540,270      540,270

Total Assets                            $ 5,404,490  $ 5,988,202

              LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable, trade            $ 2,261,975  $ 1,801,110
     Accrued expenses                       376,742      411,464
     Accrued compensation                        113,121      387,261

     Total current liabilities               $ 2,751,838  $ 2,599,835

Line of credit                            1,547,500    1,997,500
Deferred income                                    8,200        8,200

Total Liabilities                       $ 4,307,538  $ 4,605,535

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; authorized
     30,000,000 shares, issued and
     outstanding 3,050,000 shares            62,000       62,000
Note receivable from President                  (402,390)    (402,390)
Retained earnings                         1,437,342    1,723,057

Total stockholders' equity                     1,096,952    1,382,667
                                        $ 5,404,490  $ 5,988,202








See accompanying notes to the unaudited financial statements.
                           ALFA LEISURE INC.
                         STATEMENTS OF INCOME
                              (UNAUDITED)


                               Three Months
                               Ended July 31,
                           ---1996----------1995---

Sales                    $ 4,720,598    $ 3,226,011


Cost of Sales              4,080,861      3,042,952

Gross Profit                 639,737        183,059

Expenses:
Selling,
General/Admin.               843,767        753,492
Interest expense              51,859         96,569
                             895,626        850,061

Income before
income taxes                (255,889)      (667,002)

Provision for
income taxes                  29,828

Net Income                     $ (285,717)   $  (667,002)

Net Income or
loss per share            $   (  .09)   $    (  .22)



















     See accompanying notes to the unaudited financial statements.
                          ALFA LEISURE, INC.
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                   Three Months Ended July 31
                                          1996            1995

Cash flows from operating
 activities: Net income                 $ (285,717)    $ (667,002)
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
     Depreciation and amortization          38,284              26,601
     (Inc)Dec in restricted cash            (  719)         9,405
     Decrease in accounts rec            1,006,677           1,145,836
     Increase in inventories              (919,706)      (741,006)
     Increase in prepaid expense           (19,449)       (82,861)
     Increase in accounts payable          460,865             221,026
     Decrease in accrued compensation          (274,140)      (183,905)
     Decrease in accrued expenses          (34,722)       (35,154)

       Total adjustments                   257,090            (359,942)
       Net cash provided (used)
          by operating activities         ( 28,627)      (307,060)

Cash flows from investing activities:
     Acquisition of PP&E                   (14,609)      ( 17,277)
       Net cash provided (used)
       by investing activities                  (14,609)      ( 17,277)

Cash flows from financing activities:
     Principal payments on LTD                      -0-             (   942)
     Principal payments on credit line    (450,000)       (   -0-)
       Net cash provided (used)
       by financing activities                 (450,000)       (   942)

Net increase (decrease) in cash                (493,236)      (325,279)
Cash at beginning of period                505,027             332,498
Cash at end of period                        $   11,791          $    7,219

Supplemental cash flow disclosures:
     Interest paid                      $   51,859          $   60,012
     Income taxes paid                      30,254                 -0-









  See accompanying notes to the unaudited financial statements.
                          ALFA LEISURE, INC.
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             July 31, 1996

1.   Accounting Policies

     The accompanying Balance sheets of ALFA LEISURE, INC.("Registrant") at July 31, 1996 and April 30, 1996 and the Statements of Income and Cash Flows for the three month periods ended July 31, 1996 and July 31, 1995 are unaudited, but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the three month period ended July 31, 1996 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1996 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

     Registrant's fiscal year ends on the last Sunday in April and its fiscal quarters are measured in increments of thirteen (13) week periods beginning on the day following the last Sunday in April. While the financial statements reflect operations of Registrant as of, and/or for the periods ending on the last Sunday in April, and the thirteen (13) week periods measured therefrom, they have been presented as if Registrant's fiscal year ends on April 30 in order to simplify the presentation.

2.   Earnings Per Share

     Net income per share is based upon the weighted average number of shares outstanding during the periods presented. The weighted average shares outstanding during the three months ended July 31, 1996 and 1995 were 3,050,000.

3.   Inventories

     Inventories are summarized as follows:

                            July 31, 1996     April 30, 1996
     Raw materials            $ 1,275,919        $   964,528
     Work in process                   531,487            588,260
     Finished products            807,098            142,010
                              $ 2,614,504        $ 1,694,798

                          ALFA LEISURE, INC.
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             July 31, 1996
                              (Continued)

4.   Commitments and Contingencies:

     Financing Arrangements:

     Registrant is contingently liable at July 31, 1996 under the terms of repurchase agreements which have been established with financing institutions to provide inventory financing for dealers of Registrant's products. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is reduced by the resale value of any products which may require repurchase. Registrant has historically experienced no significant losses under these agreements.

5.   Income Taxes:

     The provision for income taxes is calculated using Registrant's estimated annual effective tax rate including the utilization of loss carry forwards.

6.   Financial Condition:

     The Company's July 31 quarter, it's seasonally lowest sales quarter historically results in operating losses. At July 31, 1996 Stockholders' Equity of $1,096,952 and favorable credit terms extended by vendors continues to play a major role in determining the adequacy of funds generated internally. Management is confident in its ability to maintain profitability and believes internally generated funds along with an available line of credit provide adequate resources to meet its needs.

7. Line of credit:

   The Company has a line of credit set at $2,000,000 bearing interest at Bank of America's prime rate plus 1%. Interest is payable monthly. Although the line of credit is payable within 90 days of any written demand by the lender, the lender has given assurances that no demand will be made for principal payments through July 1997. Accordingly, this obligation has been classified as noncurrent in the balance sheets at July 31, 1996 and April 1996.

   Substantially all assets of the Company are pledged as collateral for the line of credit. The Company's President has personally guaranteed the line of credit and has assigned his rights under the lease for the Company's principal manufacturing facility as additional collateral.

                           ALFA LEISURE INC.
                             July 31,1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Results of Operation

     Sales increased 46% for the quarter ended July 31, 1996 as compared to the same quarter of the previous year. The increase resulted substantially from increased unit sales as a result of general improvement in the recreational vehicle market.

     Cost of sales, expressed as a percentage of sales, decreased to 86% in the quarter ended July 31, 1996 from 94% in the same quarter of the prior year. This decrease is resulted from the increase in sales activity.

     Selling, General and Administrative expenses increased approximately 12% for the quarter ended July 31, 1996 as compared to the corresponding period in 1995, again resulting from the increased sales activity. Interest expense declined as a result of borrowing levels.



                    Liquidity and Capital Resources

     Capital expenditures during fiscal 1997 are expected to be primarily for routine periodic replacement of existing plant and equipment. Registrant believes that it has sufficient available capacity to meet the demand for its products in the foreseeable future.

     Registrant meets its needs for working capital and capital expenditures with internally generated funds and from a line of credit. Registrant has been able to take discounts on trade payables as a result of Registrant's line of credit and favorable credit terms with its vendors.

     Registrant is confident of overall profitability in fiscal 1997 as a result of the introduction of a new product line and increased sales activity. In addition, Registrant currently has no significant commitments for cash expenditures other than normal operations and debt service during 1997. The favorable credit terms extended by vendors continues to play a key role in determining the adequacy of funds available to conduct operations in an efficient manner.

                                PART II

                           OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

              Not Applicable.

ITEM 2.     CHANGES IN SECURITIES

            Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 Not Applicable.

            (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the
                quarter ended July 31, 1996.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    ALFA LEISURE, INC.
                    a Texas Corporation




Dated:   September 13, 1996


BY__________________________
Johnnie R. Crean
President