Form 10-Q/A
period 1996-07-31
ALFA LEISURE INC
filed 1996-12-26
CIK 14611

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10 - Q/A

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended:                         Commission file number:
    July 31, 1996                                      0-8624
   ---------------                                     ------

                        ALFA LEISURE, INC
                      --------------------
     (Exact name of registrant as specified in its charter)

            TEXAS                                     75-1309458
            -----                                     ----------
(State or other jurisdiction                 (IRS Employer identification
of incorporation or organization)                number)

          13501 "5th" Street, Chino, California  91710
          --------------------------------------------
             (Address of principal executive office)

                         (909) 628-5574
                         ---------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X    NO
          -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES    X    NO
          -----

The number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1996 was:

     Common Stock, without par value - 3,050,000 shares

<PAGE 2>
                       ALFA LEISURE, INC.
                      --------------------

                              Index
                             -------

PART I.        FINANCIAL INFORMATION                        Page
-------        ---------------------                        -----

Item 1.        Financial Statements(unaudited)

               Balance Sheets as of July 31, 1996             3
               and April 30, 1996

               Statements of Income for the Three             4
               Months Ended July 31, 1996 and 1995

               Statements of Cash Flows for the               5
               Three Months Ended July 31, 1996 and 1995

               Notes to Unaudited Financial Statements        6

Item 2         Management's Discussion and Analysis of        8
               Financial Condition and Results of Operations

PART II.       OTHER INFORMATION                              9
--------       -----------------

               Signature Page                                10


<PAGE 3>
                       ALFA LEISURE, INC.
                         BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS:
                                        July 31,      April 30,
                                     ---1996----     ---1996---
Current Assets:
      Cash                           $    11,791    $   505,027
      Restricted cash                    209,861        209,142
      Accounts receivable, trade         809,976      1,816,653
      Inventories(Note 1)              2,614,504      1,694,798
      Prepaid expense                    105,070         85,621
                                       ---------      ---------
            Total current assets       3,751,202      4,311,241
                                       ---------      ---------

Property,  plant  and  equipment, net  1,113,018      1,136,691

Deferred tax asset                       540,270        540,270
                                       ---------      ---------

Total Assets                         $ 5,404,490    $ 5,988,202
                                       =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
      Accounts payable, trade        $ 2,261,975    $ 1,801,110
      Accrued expenses                   376,742        411,464
      Accrued compensation               113,121        387,261
                                       ---------      ---------
      Total current liabilities      $ 2,751,838    $ 2,599,835

Line of credit                         1,547,500      1,997,500
Deferred income                            8,200          8,200
                                       ---------      ---------
Total Liabilities                    $ 4,307,538    $ 4,605,535

Commitments and contingencies

Stockholders' equity:
  Common  stock, no  par  value; authorized
  30,000,000 shares, issued and
  outstanding 3,050,000 shares            62,000         62,000
Note receivable from President          (402,390)      (402,390)
Retained earnings                      1,437,342      1,723,057
                                       ---------      ---------
Total stockholders' equity             1,096,952      1,382,667
                                       ---------      ---------
                                     $ 5,404,490    $ 5,988,202
                                       =========      =========

See accompanying notes to the unaudited financial statements.

<PAGE 4>
                        ALFA LEISURE INC.
                      STATEMENTS OF INCOME
                           (UNAUDITED)

                                            Three Months
                                            Ended July 31,
                                    ---1996-----   -----1995---

Sales                                $ 4,720,598    $ 3,226,011

Cost of Sales                          4,080,861      3,042,952
                                       ---------      ---------
Gross Profit                             639,737        183,059

Expenses:
Selling, General/Admin.                  843,767        753,492
Interest expense                          51,859         96,569
                                       ---------      ---------
                                         895,626        850,061

Income before income taxes              (255,889)      (667,002)

Provision for income taxes                29,828
                                       ---------      ---------

Net Income                           $  (285,717)   $  (667,002)
                                       =========      =========

Net Income or loss per share         $    (  .09)   $    (  .22)
                                       =========      =========


See accompanying notes to the unaudited financial statements.

<PAGE 5>
                       ALFA LEISURE, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                    Three Months Ended July 31
                                       1996           1995
                                       -----          -----
Cash flows from operating
 activities: Net income              $  (285,717)   $  (667,002)
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
     Depreciation and amortization        38,284         26,601
    (Inc)Dec in restricted cash           (  719)         9,405
     Decrease in accounts rec          1,006,677      1,145,836
     Increase in inventories            (919,706)      (741,006)
     Increase in prepaid expense         (19,449)       (82,861)
     Increase in accounts payable        460,865        221,026
     Decrease in accrued compensation   (274,140)      (183,905)
     Decrease in accrued expenses        (34,722)       (35,154)
                                       ---------      ---------
      Total adjustments                  257,090       (359,942)
                                       ---------      ---------
       Net cash provided (used)
          by operating activities       ( 28,627)      (307,060)
                                       ---------      ---------

Cash flows from investing activities:
       Acquisition of PP&E               (14,609)      ( 17,277)
                                       ---------      ---------
         Net cash provided (used)
         by investing activities         (14,609)      ( 17,277)

Cash flows from financing activities:
       Principal payments on LTD             -0-        (   942)
       Principal payments on
          credit line                   (450,000)       (   -0-)
                                       ---------      ---------
         Net cash provided (used)
         by financing activities        (450,000)       (   942)

Net increase (decrease) in cash         (493,236)      (325,279)
Cash at beginning of period              505,027        332,498
                                       ---------      ---------
Cash at end of period                 $   11,791     $    7,219
                                       =========      =========

Supplemental cash flow disclosures:
      Interest paid                   $   51,859     $   60,012
      Income taxes paid                   30,254            -0-

See accompanying notes to the unaudited financial statements.

<PAGE 6>
                       ALFA LEISURE, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          July 31, 1996

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

3.   Inventories

     Inventories are summarized as follows:

                              July 31, 1996      April 30, 1996
                             --------------      --------------
      Raw materials             $ 1,275,919         $   964,528
      Work in process               531,487             588,260
      Finished products             807,098             142,010
                                  ---------           ---------
                                $ 2,614,504         $ 1,694,798
                                  =========           =========


<PAGE 7>
                       ALFA LEISURE, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          July 31, 1996
                           (Continued)

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


<PAGE 8>
                        ALFA LEISURE INC.
                          July 31,1996

Item  2.    Management's  Discussion and  Analysis  of  Financial
--------       Condition and Results of Operations

                      Results of Operation
                      ---------------------

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



                 Liquidity and Capital Resources
                --------------------------------

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


<PAGE 9>
                             PART II
                            ---------

                        OTHER INFORMATION
                       -------------------

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

            Not Applicable.

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

            Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            Not Applicable.

ITEM 5.     OTHER INFORMATION
            -----------------

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)  Exhibits
                 --------
                 Not Applicable.

            (b)  Reports on Form 8-K
                 -------------------
                 No reports on Form 8-K were filed during the quarter ended July 31, 1996.


<PAGE 10>
                            SIGNATURE
                           -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    ALFA LEISURE, INC.
                    a Texas Corporation




Dated:   September 13, 1996


BY /s/ Johnnie R. Crean
   ---------------------
   Johnnie R. Crean
   President