Form 10-Q
period 1996-10-31
ALFA LEISURE INC
filed 1996-12-26
CIK 14611

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10 - Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended:                               Commission file number:
   October 31, 1996                                          0-8624
   ----------------                                          ------

                        ALFA LEISURE, INC
                       ------------------
     (Exact name of registrant as specified in its charter)

           TEXAS                                           75-1309458
           -----                                           ----------
(State or other jurisdiction                     (IRS Employer identification
of incorporation or organization)                     number)

          13501 "5th" Street, Chino, California  91710
          ---------------------------------------------
             (Address of principal executive office)

                         (909) 628-5574
                        ----------------
      (Registrant's telephone number, including area code)

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

     YES    X    NO
          -----

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1996 was:

     Common Stock, without par value - 3,050,000 shares

<PAGE 2>
                       ALFA LEISURE, INC.
                       -------------------

                              Index
                              ------

PART I.        FINANCIAL INFORMATION                        Page
-------        ---------------------                        ----

Item 1.        Financial Statements(unaudited)

               Balance Sheets as of October 31, 1996          3
               and April 30, 1996

               Statements of Income for the Three and         4
               Six Months Ended October 31, 1996 and 1995

               Statements of Cash Flows for the               5
               Six Months Ended October 31, 1996 and 1995

               Notes to Unaudited Financial Statements        6

Item 2         Management's Discussion and Analysis of        8
               Financial Condition and Results of Operations

PART II.       OTHER INFORMATION                              9
--------       -----------------

               Signature Page                                10


<PAGE 3>
                       ALFA LEISURE, INC.
                         BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS:

                                     October 31,      April 30,
                                     ---1996----     ---1996---
Current Assets:
      Cash                           $    95,018    $   505,027
      Restricted cash                    210,690        209,142
      Accounts receivable, trade       1,721,372      1,816,653
      Inventories(Note 1)              1,861,053      1,694,798
      Prepaid expense                    104,385         85,621
                                       ---------      ---------
            Total current assets       3,992,518      4,311,241
                                       ---------      ---------

Property,  plant  and  equipment, net  1,112,816      1,136,691

Deferred tax asset                       540,270        540,270
                                       ---------      ---------

Total Assets                         $ 5,645,604    $ 5,988,202
                                       =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
      Accounts payable, trade        $ 2,478,504    $ 1,801,110
      Accrued expenses                   378,324        411,464
      Accrued compensation               118,267        387,261
                                       ---------      ---------
      Total current liabilities      $ 2,975,095    $ 2,599,835

Line of credit                         1,547,500      1,997,500
Deferred income                            8,200          8,200
                                       ---------      ---------
Total Liabilities                    $ 4,530,795    $ 4,605,535

Commitments and contingencies

Stockholders' equity:
   Common  stock, no  par  value; authorized
  30,000,000 shares, issued and
  outstanding 3,050,000 shares            62,000         62,000
Note receivable from President          (402,390)      (402,390)
Retained earnings                      1,455,199      1,723,057
                                       ---------      ---------
Total stockholders' equity             1,114,809      1,382,667
                                       ---------      ---------
                                     $ 5,645,604    $ 5,988,202
                                       =========      =========

See accompanying notes to the unaudited financial statements.


<PAGE 4>
                                ALFA LEISURE INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                          Three Months                  Six Months
                          Ended October 31,             Ended October 31,
                       ---1996-----   -----1995---   ---1996-----   -----1995---
Sales                  $ 7,204,337    $ 6,463,326   $ 11,924,935     $9,689,337

Cost of Sales            6,188,694      5,688,929     10,269,555      8,731,881
                         ---------      ---------     ----------      ---------
Gross Profit             1,015,643        774,397      1,655,380        957,456

Expenses:
Selling, General/Admin.    905,447        729,392      1,749,214      1,482,884
Interest expense            48,386         33,553        100,245        130,122
                         ---------      ---------      ---------      ---------
                           953,833        762,945      1,849,459      1,613,006

Income before income taxes  61,810         11,452       (194,079)      (655,550)

Provision for income taxes  43,953                        73,781
                         ---------      ---------      ---------      ---------

Net Income              $   17,857     $   11,452     $ (267,860)    $ (655,550)
                         =========      =========      =========      =========

Net Income or loss
    per share           $      .01     $      .00     $  (  .09)     $  (  .21)
                         =========      =========      =========      =========

See accompanying notes to the unaudited financial statements.

<PAGE 5>
                       ALFA LEISURE, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                    Six Months Ended October 31
                                       1996           1995
                                       -----          -----
Cash flows from operating
 activities: Net income              $  (267,860)   $  (655,550)
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
     Depreciation and amortization        76,566         53,202
    (Inc)Dec in restricted cash           (1,548)        73,420
     Decrease in accounts rec             95,281       ( 90,325)
     Increase in inventories            (166,255)       337,020
     Increase in prepaid expense         (18,764)      (145,123)
     Increase in accounts payable        677,394          1,827
     Decrease in accrued compensation   (281,531)      (101,225)
     Decrease in accrued expenses        (20,600)        13,104
                                       ---------      ---------
      Total adjustments                  360,543        141,900
                                       ---------      ---------
       Net cash provided (used)
          by operating activities         92,683       (513,650)
                                       ---------      ---------

Cash flows from investing activities:
       Acquisition of PP&E               (52,691)      ( 31,194)
                                       ---------      ---------
         Net cash provided (used)
         by investing activities         (52,691)      ( 31,194)

Cash flows from financing activities:
       Principal payments on LTD             -0-        (   943)
       Principal draw on credit line         -0-        300,000
       Principal payments on
          credit line                   (450,000)       (   -0-)
                                       ---------      ---------
         Net cash provided (used)
         by financing activities        (450,000)      (299,057)

Net increase (decrease) in cash         (410,008)      (245,787)
Cash at beginning of period              505,027        332,498
                                       ---------      ---------
Cash at end of period                 $   95,019     $   86,711
                                       =========      =========

Supplemental cash flow disclosures:
      Interest paid                   $  112,478     $   93,565
      Income taxes paid                   73,781            -0-

See accompanying notes to the unaudited financial statements.


<PAGE 6>
                       ALFA LEISURE, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        October 31, 1996

1.   Accounting Policies

        The accompanying Balance sheets of ALFA LEISURE, INC.("Registrant") at October 31, 1996 and April 30, 1996 and the Statements of Income and Cash Flows for the six month periods ended October 31, 1996 and October 31, 1995 are unaudited, but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the six month period ended October 31, 1996 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1996 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

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

2.   Earnings Per Share

      Net income per share is based upon the weighted average number of shares outstanding during the periods presented. The weighted average shares outstanding during the six months ended October 31, 1996 and 1995 were 3,050,000.

3.   Inventories

     Inventories are summarized as follows:

                           October 31, 1996      April 30, 1996
                             --------------      --------------
      Raw materials             $ 1,029,796         $   964,528
      Work in process               633,833             588,260
      Finished products             197,424             142,010
                                  ---------           ---------
                                $ 1,861,053         $ 1,694,798
                                  =========           =========

<PAGE 7>
                       ALFA LEISURE, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        October 31, 1996
                           (Continued)

4.   Commitments and Contingencies:

     Financing Arrangements:

      Registrant is contingently liable at October 31, 1996 under the terms of repurchase agreements which have been established with financing institutions to provide inventory financing for dealers of Registrant's products. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is reduced by the resale value of any products which may require repurchase. Registrant has historically experienced no significant losses under these agreements.

5.   Income Taxes:

      The provision for income taxes for the three and six month periods ended October 31, 1996 represent prior year adjustments.

6.   Financial Condition:

      At October 31, 1996 Stockholders' Equity of $1,114,809 and favorable credit terms extended by vendors continues to play a major role in determining the adequacy of funds generated internally. Management is confident in its ability to maintain profitability and believes internally generated funds along with an available line of credit provide adequate resources to meet its needs.

7. Line of credit:

   The Company has a line of credit set at $2,000,000 bearing interest at Bank of America's prime rate plus 1%. Interest is payable monthly. Although the line of credit is payable within 90 days of any written demand by the lender, the lender has given assurances that no demand will be made for principal payments through July 1997. Accordingly, this obligation has been classified as noncurrent in the balance sheets at October 31, 1996 and April 1996.

    Substantially all assets of the Company are pledged as collateral for the line of credit. The Company's President has personally guaranteed the line of credit and has assigned his rights under the lease for the Company's principal manufacturing facility as additional collateral.

<PAGE 8>
                        ALFA LEISURE INC.
                         October 31,1996

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   and Results of Operations

                      Results of Operation
                      --------------------

      Sales increased 11% for the quarter ended October 31, 1996 as compared to the same quarter of the previous year. The increase resulted substantially from increased unit sales as a result of general improvement in the recreational vehicle market.

      Cost of sales, expressed as a percentage of sales, decreased to 86% in the quarter ended October 31, 1996 from 88% in the same quarter of the prior year. This decrease resulted from increased labor efficiency.

       Selling, General and Administrative expenses increased approximately 24% for the quarter ended October 31, 1996 as compared to the corresponding period in 1995, resulting from an increase in customer service, advertising and show expenses and an increased staff to accommodate the increase in sales.



                 Liquidity and Capital Resources
                 -------------------------------

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


<PAGE 9>
                             PART II
                             -------

                        OTHER INFORMATION
                       ------------------

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

            Not Applicable.

ITEM 5.     OTHER INFORMATION
            -----------------

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)  Exhibits
                 --------
                 Not Applicable.

            (b)  Reports on Form 8-K
                 -------------------
                 No reports on Form 8-K were filed during the quarter ended October 31, 1996.


<PAGE 10>
                            SIGNATURE
                            ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    ALFA LEISURE, INC.
                    a Texas Corporation




Dated:   November 20, 1996


BY /s/ Johnnie R. Crean
  ---------------------
   Johnnie R. Crean
   President