Form 10-Q
period 1997-01-31
ALFA LEISURE INC
filed 1997-03-14
CIK 14611

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                          FORM 10 - Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended:                  Commission file number:
   January 31, 1997                           0-8624
   ----------------                           ------

                        ALFA LEISURE, INC
                       -------------------
         (Exact name of registrant as specified in its charter)

           TEXAS                                 75-1309458
          -------                               ------------
(State or other jurisdiction       (IRS Employer identification
of incorporation or organization)          number)

           13501 "5th" Street, Chino, California  91710
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

     YES   X    NO
          ----      ----
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES   X    NO
          ----      ----
The number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1997 was:

     Common Stock, without par value - 3,050,000 shares
                        ALFA LEISURE, INC.
                        ------------------
                              Index
                              -----
PART I.        FINANCIAL INFORMATION                             Page
-------        -----------------------                          -------

Item 1.        Financial Statements(unaudited)

               Balance Sheets as of January 31, 1997               3
               and April 30, 1996

               Statements of Income for the Three and              4
               Nine Months Ended January 31, 1997 and 1996

               Statements of Cash Flows for the                    5
               Nine Months Ended January 31, 1997 and 1996

               Notes to Unaudited Financial Statements             6

Item 2         Management's Discussion and Analysis of             8
               Financial Condition and Results of Operations

PART II.       OTHER INFORMATION                                   9
-------        -----------------------

               Signature Page                                     10

                        ALFA LEISURE, INC.
                          BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS:
                                         January 31,      April 30,
                                         ---1997----     ---1996---
Current Assets:
     Cash                               $    87,669     $   505,027
     Restricted cash                        198,963         209,142
     Accounts receivable, trade           2,104,014       1,816,653
     Inventories(Note 3)                  1,604,066       1,694,798
     Prepaid expense                         62,704          85,621
                                         ---------       ----------
       Total current assets               4,057,416       4,311,241
                                          ---------      ----------
Property, plant and equipment, net        1,127,082       1,136,691
Deferred tax asset                          540,270         540,270
                                          ---------      ----------
Total Assets                            $ 5,724,768     $ 5,988,202
                                         ==========      ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable, trade            $ 2,102,571     $ 1,801,110
     Accrued expenses                       394,949         411,464
     Accrued compensation                   281,975         387,261
                                         ----------      ----------
     Total current liabilities          $ 2,779,495     $ 2,599,835

Line of credit                            1,547,500       1,997,500
Deferred income                               8,200           8,200
                                         ----------       ---------
Total Liabilities                       $ 4,335,195     $ 4,605,535

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; authorized
     30,000,000 shares, issued and
     outstanding 3,050,000 shares            62,000          62,000
Note receivable from President             (402,390)       (402,390)
Retained earnings                         1,729,963       1,723,057
                                         ----------       ---------
Total stockholders' equity                1,389,573       1,382,667
                                         ----------       ---------
                                         $ 5,724,768    $ 5,988,202
                                          ==========      =========



See accompanying notes to the unaudited financial statements.
                           ALFA LEISURE INC.
                         STATEMENTS OF INCOME
                              (UNAUDITED)


                        Three Months                    Nine Months
                       Ended January 31,              Ended January 31,
                    ----1997---   ---1996---    -----1997---   ----1996---

Sales               $ 7,762,813  $ 7,105,310    $ 19,687,748  $ 16,794,646

Cost of Sales         6,444,901    5,959,400      16,714,456    14,691,102
                     ----------    ---------      ----------  ------------

Gross Profit          1,317,912    1,145,910       2,973,292     2,103,544

Expenses:
Selling,
General/Admin.        1,006,154      871,707       2,755,368     2,354,590
Interest expense         35,535       52,437         135,780       182,559
                      ---------    ---------      ----------   -----------
                      1,041,689      924,144       2,891,148     2,537,149

Income (loss) before
income taxes            276,223      221,766          82,144      (433,605)

Provision for
income taxes              1,457        2,771          75,238         2,771
                      ---------     --------      ----------    ----------

Net Income (loss)   $   274,766    $ 218,995      $    6,906   $  (436,376)
                      =========     ========      ==========    ==========
Net Income (loss)
per share           $       .09    $     .07      $      .00   $     ( .14)
                      =========     ========      ==========    ==========














     See accompanying notes to the unaudited financial statements.
                          ALFA LEISURE, INC.
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                        Nine Months Ended January 31,
                                           1996             1995
                                        ----------        ---------

Cash flows from operating
 activities: Net income (loss)          $    6,906       $ (436,376)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
     Depreciation and amortization         104,337           79,803
     (Inc)Dec in restricted cash            10,179           60,290
     (Inc)Dec in accounts rec             (287,361)        (234,674)
     (Inc)Dec in inventories                90,732          579,742
     (Inc)Dec in prepaid expense            22,917         (108,532)
     Inc (Dec)in accounts payable          301,461         (402,542)
     Inc (Dec)in accrued compensation     (105,286)        ( 95,108)
     Inc (Dec)in accrued expenses          (16,515)          90,574
                                          --------         --------
       Total adjustments                   120,464          (30,447)
                                          --------         --------
       Net cash provided (used)
          by operating activities          127,370         (466,823)
                                          --------         --------
Cash flows from investing activities:
     Acquisition of PP&E                   (94,728)        ( 65,426)
       Net cash provided (used)           --------          -------
       by investing activities             (94,728)        ( 65,426)

Cash flows from financing activities:
     Principal payments on LTD                 -0-          (   943)
     Principal draw on credit line             -0-          300,000
     Principal payments on credit line    (450,000)         (   -0-)
       Net cash provided (used)            -------          -------
       by financing activities            (450,000)         299,057
                                          --------         --------
Net increase (decrease) in cash           (417,358)        (233,192)

Cash at beginning of period                505,027          332,498
                                          --------         --------
Cash at end of period                   $   87,669       $   99,306
                                          ========         ========
Supplemental cash flow disclosures:
     Interest paid                      $  135,780       $  182,559
     Income taxes paid                      82,971              -0-





  See accompanying notes to the unaudited financial statements.
                          ALFA LEISURE, INC.
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           January 31, 1997

1.   Accounting Policies

     The accompanying Balance Sheets of ALFA LEISURE, INC.("Registrant") at January 31, 1997 and April 30, 1996 and the Statements of Income and Cash Flows for the nine month periods ended January 31, 1997 and January 31, 1996 are unaudited, but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the nine month period ended January 31, 1997 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1996 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

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

2.   Earnings Per Share

     Net income per share is based upon the weighted average number of shares outstanding during the periods presented. The weighted average shares outstanding during the nine months ended January 31, 1997 and 1996 were 3,050,000.

3.   Inventories

     Inventories are summarized as follows:

                            January 31, 1997     April 30, 1996
                            ----------------    ---------------
     Raw materials            $   856,287        $   964,528
     Work in process              686,599            588,260
     Finished products             61,180            142,010
                               ----------         ----------
                              $ 1,604,066        $ 1,694,798
                               ==========         ==========

                          ALFA LEISURE, INC.
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           January 31, 1997
                              (Continued)

4.   Commitments and Contingencies:

     Financing Arrangements:

     Registrant is contingently liable at January 31, 1997 under the terms of repurchase agreements which have been established with financing institutions to provide inventory financing for dealers of Registrant's products. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is reduced by the resale value of any products which may require repurchase. Registrant has historically experienced no significant losses under these agreements.

5.   Income Taxes:

     The provision for income taxes for the nine month period ended January 31, 1997 includes prior year adjustments.

6.   Financial Condition:

     At January 31, 1997 Stockholders' Equity of $1,389,573 and favorable credit terms extended by vendors continues to play a major role in determining the adequacy of funds generated internally. Management is confident in its ability to maintain profitability and believes internally generated funds along with an available line of credit provide adequate resources to meet its needs.

7. Line of credit:

   The Company has a line of credit set at $2,000,000 bearing interest at Bank of America's prime rate plus 1%. Interest is payable monthly. Although the line of credit is payable within 90 days of any written demand by the lender, the lender has given assurances that no demand will be made for principal payments during the next twelve months. Accordingly, this obligation has been classified as noncurrent in the balance sheets at January 31, 1997 and April 30, 1996.

   Substantially all assets of the Company are pledged as collateral for the line of credit. The Company's President has personally guaranteed the line of credit and has assigned his rights under the lease for the Company's principal manufacturing facility as additional collateral.

                           ALFA LEISURE INC.
                            January 31,1997

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   and Results of Operations

                         Results of Operation
                         ----------------------

     Sales increased 9.3% for the quarter ended January 31, 1997 as compared to the same quarter of the previous year and 17.2% over the corresponding nine month period. Sales unit volume increased by 9.6% over the three month period of 1996 and 14.9% over the nine months of the pervious year. This increase is attributable to increased volume from a new lower priced model introduced during the year.

     Cost of sales, expressed as a percentage of sales, decreased to 83.0% in the quarter ended January 31, 1997 from 83.9% in the same quarter of the prior year, and to 84.9% from 87.5% for the nine month period through January 31, 1997. This decrease resulted from reductions in material and warranty costs totaling approximately two percentage points for both the quarter and nine month periods when compared to the prior year. The quarter to quarter cost reductions were partially offset as a result of slight increases in labor and production costs.

     Selling, General and Administrative expenses increased approximately 15.4% for the quarter ended January 31, 1997 as compared to the corresponding period in 1996, and increased 17.0% over the comparable nine month period of the period year. Significant increases occurred in advertising, promotion and show expenses for the nine month period compared to the same period of the prior year with increases continuing in promotion and show expense over the comparative quarters.


                    Liquidity and Capital Resources
                   ---------------------------------

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

                                PART II
                                 --------

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

            Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            Not Applicable.

ITEM 5.     OTHER INFORMATION
            ------------------

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            ---------------------------------

            (a)  Exhibits
                 --------

                 Not Applicable.

            (b)  Reports on Form 8-K
                 --------------------

                 No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                               SIGNATURE
                               -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    ALFA LEISURE, INC.
                    a Texas Corporation




Dated:   February 27, 1997


BY__________________________
Johnnie R. Crean
President