Form 10-K405
period 1997-04-30
ALFA LEISURE INC
filed 1997-08-13
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended April 30, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________


                                                0-8624
COMMISSION FILE NUMBER..........................................................


                               ALFA LEISURE, INC.
 ................................................................................
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Texas                                       75-1309458
 ........................................    ....................................
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization


  13501 5th Street, Chino, California                      91710
 ........................................    ....................................
(Address of principal executive offices)                (Zip Code)


                                                          (909) 628-5574
(Registrant's telephone number, including area code)............................

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED

                 None                                      None
 ........................................    ....................................

 ........................................    ....................................

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
 ................................................................................
(Title of class)

 ................................................................................
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

There is no established trading market for the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant was $117,105 as of July 30, 1997 based upon the last known trading price for the registrant's common stock of $.125 in November, 1996.

The number of shares of the registrant's common stock, no par value, outstanding as of July 30, 1997 was 3,048,137.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The index to exhibits appears on page 33; 49 pages in total.

                                     PART I

ITEM 1.  BUSINESS
         --------

General Development of Business
-------------------------------

Alfa Leisure, Inc. (the "Company" or "Alfa") was incorporated under the laws of the State of Texas in October 1969 under the name Brougham Coach, Inc. and commenced operations as a manufacturer and seller of recreational vehicles in January 1970. Between March 1985 and December 29, 1986, the Company was under the protection of Chapter 11 of the United States Bankruptcy Code. On December 29, 1986, the Company merged (the "Merger") with two privately-held corporations engaged in the business of manufacturing and selling recreational vehicles, Alfa Leisure, Inc., a California corporation ("Alfa-California") and Alfa Leisure of Louisiana, Inc., a California corporation ("Alfa-Louisiana"). The present business of the Company consists primarily of the businesses of Alfa-California to which it has succeeded via the Merger. During 1989 the Company closed its plant in Louisiana and consolidated those operations into its Chino, California facilities. Unless otherwise indicated, all references to the past operations of the Company refer exclusively to the past operations of Alfa-California. The Company has one subsidiary, Brougham International, Inc., which it organized in August 1976 for the purpose of operating as a domestic international sales corporation. The subsidiary has been inactive since 1982.

Financial Information about Industry Segments.
----------------------------------------------

The Company operates in one (1) identifiable industry segment, the manufacture and sale of recreational vehicles. The Company has no affiliated customers to which it sells recreational vehicles.

Narrative Description of Business.
----------------------------------

         Products
         --------

         The Company manufactures and sells recreational vehicles designed as short-period accommodations for vacationers or long-period accommodations for travelers who live "full-time" in their vehicles. These products are fifth wheel travel trailers designed to be towed behind and attached to special couplers in the bed of pickup trucks. The Company's products are marketed under the brand names "Gold", "Toyhouse", "See Ya" and "Ideal". They are distributed by approximately 47 independent dealers located throughout the United States, but concentrated in the western and southwestern portions of the United States. The Company has positioned itself as one of the premier names in high-quality fifth wheel travel trailers in the western United States.

         The Company has a reputation for high quality, well priced products throughout its various product lines from its top of the line "Gold" models in the "Resort Living" and "Travel" series through the "Ideal" models to the "Toyhouse" for the adventuresome. The Company's "See-Ya" models have been absorbed within the "Gold" line.

         Each of the model lines are constructed such that frame and structure integration is of the strongest, lightest body design technology. Steel "I" beams are used for the chassis rails. Several components are strategically positioned between the rails for optimum weight distribution, including holding tanks, air conditioning system, slide-out mechanisms and spare tire providing for a low center of gravity. The underbelly is fully enclosed providing for all-weather protection and use. Trailer sidewalls are of advanced high pressure "vacubond" construction encompassing Heli-arc welded structural aluminum tubing. Alfa's "Straight-Line" six inch thick crowned roof, combination truss/rafter structure has the characteristics of aircraft monocoque construction.

         The Company offers three primary product lines. Each of the product lines targets a different market ranging from vacationers looking for short period accommodations to long period travelers looking for full time live in accommodations.

         Alfa Gold. The Alfa Gold models are presented in two versions in lengths of 32' to 39' and multiple floor plans. The Travel Series designed for the discriminating 5th wheel owner who enjoys following the seasons throughout the year, and the Resort Living Series with additional spaciousness and luxury for extended resort living. The Gold has more standard features than other product lines and as standard equipment it includes Corian counter tops, hardwood floors and leather furnishings. Retail prices for recreational vehicles in the Alfa Gold product line range from $36,122 to $48,950.

         Alfa Ideal. The Ideal, although only slightly less luxuriously appointed than the Gold, is more moderately priced, comes in lengths ranging from 29' to 40' with multiple floor plans. The Ideal is Alfa's volume leader and is widely accepted for its value for price features. Retail prices for recreational vehicles in the Alfa Ideal product line range from $27,598 to $36,107.

         Common to both the Gold and Ideal lines are product features which help give Alfa its competitive edge including basement air conditioning, rack & pinion slide out rooms with oversized windows and 8' high ceilings, double and triple glide-out rooms, dual refrigeration systems, extensive storage areas and entertainment centers.

         Alfa Toyhouse. The Toyhouse is a fully equipped, dual purpose vehicle having many of the same features found in the Alfa Gold and Ideal models, including chassis, side-walls and roof construction. Also included as standard is a 4.0 KW generator for the freedom to go where there are no hook-ups, and plenty of storage for traveling with off-road toys. Retail prices for the Alfa Toyhouse range from $27,789 to $31,082.

         See-Ya. The name See-Ya served Alfa well as a mid-range 5th wheel trailer priced between the Gold and Ideal. As customers continued to desire upgrades to their See-Ya coaches, the See-Ya product line began to loose its specific identity and was absorbed within the Alfa Gold line.

         Historically, the Company has sold primarily to buyers upgrading from another brand recreational vehicle. The Company is considering the development of an entry level priced line to reach first time buyers, a segment of the market which the Company has not historically serviced. The Company believes that operating efficiencies and desirable product flow logistics along with the low-line product introduction would require relocation to an alternate facility.

         The Company's headquarters and manufacturing facilities are located in Chino, California. The main plant and nearby wall assembly structure, with approximately 107,000 square feet under cover, provide adequate capacity for the Company's current production levels. The Company's primary manufacturing facility also houses a full factory service center providing warranty repair and parts sales.

         The Company's manufacturing facilities are designed to provide assembly line construction of its recreational vehicles. Each facility is organized into specific production task areas, such as chassis construction, cabinet assembly, electrical, plumbing, wall and roof installation, etc., and the vehicles are moved through each area in a production line manner. The Company manufactures all of its products in two facilities in Chino, California.

         Raw Materials
         -------------

         The raw materials and finished components for the Company's products are purchased or are obtainable from numerous sources. The Company is not dependent upon any one supplier.

         Marketing
         ---------

         Alfa distributes through a network of dealers throughout the United States, primarily located in the west and southwest who market to a large extent to retirees and those nearly retired. The Alfa dealer selection process emphasizes commitment and is undertaken with the objective of establishing long-term relationships. Dealers are provided substantial support from the factory in terms of sales staff participation at dealer events and national trade shows, promotional materials and advertising assistance. The Company advertises its recreational vehicles primarily in recreational vehicle magazines. It also promotes its products through participation in regional trade shows, in association with area dealers.

         The Company's sales of recreational vehicles also benefit significantly from the activities of the "Sundancers", an independent organization of approximately 1,200 owners of the Company's products consisting of nine chapters in the western portion of the United States. Each chapter of the Sundancers typically holds several outings each year at various parks and recreation sites at which members enjoy caravanning, boat trips, pot luck dinners and dancing. In addition, the Sundancers annually hold a national rally comprising all chapters. The national rally is typically held over a one week period of time and is attended by representatives of the Company and the manufacturers of the appliances and equipment featured in the Company's products. The Company's and manufacturers' representatives provide presentations on the care and upkeep of the Company's products and the related appliances and equipment. The Sundancers are under the direction and control of its Board of Directors, which is comprised of and elected by members of the Sundancers.

         Warranty
         --------

         Alfa provides full factory service at its Chino, California facility. The Company provides a warranty to the first retail purchaser of each recreational vehicle, warranting the vehicle to be free from manufacturing defects in material and workmanship under normal use and with reasonable care and maintenance for one (1) year. The Company is obligated to correct defects in material and workmanship by repair or replacement of any necessary parts, free of charge, in a manner intended to prevent further damage. The Company assists purchasers in enforcing warranties on appliances and equipment included in the vehicles and will cover such items as a part of its warranty in the event satisfactory results cannot be obtained on such warranties due to no fault of the purchaser. The Company has a service department at its factory in Chino, California. Support through the dealership network is a requirement and all dealers maintain service facilities where warranty, service and parts sales are an essential part of their business. The Company requires that the selling dealer provide any servicing required upon the request of the vehicle's owner.

         Seasonality
         -----------

         Sales of the Company's products vary regionally based on climate rather than season. The Company believes that this trend is typical of the entire recreational vehicle industry. Due to anticipated stabilizing of the 5th wheel trailer market, only minimal variation due to seasonality is projected in the near future, with the first and second quarters expected to be only slightly lower than the third and fourth quarters.

         Payment Terms
         -------------

         The Company requires dealer flooring institution approval prior to shipment of recreational vehicles, with payment generally by wired funds within three to seven days of delivery.

         Backlog
         -------

         The Company does not consider the level of the backlog at any given date to be a significant factor affecting its business, except in establishing production schedules. The Company normally adjusts the production rate to adapt to any fluctuation in the incoming order rate.

         Competition
         -----------

         The recreational vehicle industry includes several styles of vehicles which can range from those self-propelled, or motor homes which are driven, to those which are towed, or travel trailers which are either towed behind a vehicle or as in the case of fifth wheel vehicles are towed by attachment to the bed of a pick-up truck.

         Fifth wheel trailers can range from the low-end moderately priced units to top of the line, high quality, luxurious units such as Alfa builds.

         The market for fifth wheel travel trailers is a very mature, competitive market. The Recreational Vehicle Industry Association ("RVIA") estimates overall market growth of between 4% and 6% through the end of the century, in both units and value.

           Total Recreational Vehicle "Towables" Market - ($ Millions)
           -----------------------------------------------------------

                                                     1997              1998             1999              2000
                                    1996             RVIA              RVIA             RVIA              RVIA
         Towables                   Actual           Estimate          Estimate         Estimate          Estimate
------------------------------------------------------------------------------------------------------------------
         Travel trailers              857.3            846.1             835.0            824.1             813.4
         conventional

         5th wheel                    879.7            904.3             929.7            955.7             982.4
         trailers

         Folding                      218.5            214.6             210.7            207.0             203.3
         trailers

         Truck                         93.8             95.3              96.8             98.3              99.8
         campers
                             -------------------------------------------------------------------------------------
         Total                      2,049.3          2,060.3           2,072.2          2,085.1           2,098.9


         Recently, factors affecting the industry's growth potential, such as demographics, stable long-term oil prices, increases in the living standard accompanied by downward pressures on interest rates all have a favorable impact on the recreational vehicle industry.

         The Company believes that the business of manufacturing and selling recreational vehicles is highly competitive with respect to price, quality, design and features. Management believes that the keys to success are somewhat dependent on innovation, but over the long term continue to be product quality, reputation, and management.

         There are many manufacturers in the industry, including several in the areas where the Company's products are marketed. Many of the Company's competitors are larger and have greater resources available to them than the Company. Based upon market surveys, dealer feedback, and customer satisfaction polls, the Company believes that its principal marketing advantages are price and design.

         Research and Development
         ------------------------

         The Company manufactures and sells recreational vehicles only. The Company periodically revises and redesigns models in response to consumer demand. The extent of these revisions and redesigns are dictated by what is required to obtain market acceptance. In fiscal 1997, 1996 and 1995, the Company spent $176,760, $166,046 and $162,926, respectively, on research and development activities.

         Patents
         -------

         The Company has recently applied for patent protection relating to its innovative "step chassis" design and "basement" air conditioning system.

         Trademarks
         ----------

         In December, 1994, the Company obtained a U.S. registered trademark, No. 74/610,898 for the Alfa name and logo on "Gold" units. The Company has applied for a U.S. registered trademark for the Alfa name and logo on "Ideal" units.

         Government Regulations
         ----------------------

         The Company's recreational vehicles are less than 400 square fee in size and, accordingly, are not regulated as "mobile homes" by United States Department of Housing and Urban Development. The Company is subject to the industry standards of the Recreational Vehicle Industry Association and state housing standards. The Company also complies with specific government regulations including motor vehicle safety standards. The Company is also subject to the Fair Labor Standards Act that governs such matters as minimum wage requirements, overtime and other working conditions.

         Employees
         ---------

         As of July 30, 1997, the Company employed approximately 263 people on a full-time basis and minimal part time basis personnel

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The Company's executive offices and principal manufacturing facilities are in Chino, California. The Company leases the premises from Hercules Land Holding, Inc., a corporation owned by the Company's chairman, president and principal shareholder. The lease is for five years commencing January 30, 1997 at a monthly base rental rate of $12,932 subject to annual cost of living increases. The Company has the option to extend the lease for three additional three year periods. The Company also has the option to purchase the property at its fair market value as determined by appraisal at any time during the lease term. Based on an informal market survey, the Company believes that the monthly rental rate for the property and facilities is consistent with local market rates.

         The Company leases a second premises near its principal facility that consists of approximately 25,000 square feet and is used primarily for construction of vacuum bonded exterior walls. The Company has leased these premises until June 1, 2001 at a rental note of $3,500 per month.

         The Company owns approximately 67,000 square feet of land contiguous to its principal facilities which it uses for off-street parking and storage.

         The Company also owns a facility in Louisiana consisting of approximately 53,000 square feet of structures on 10 acres of land which it has leased to an unaffiliated third party for $4,100 per month.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved in several routine litigation matters incidental to its business. Such litigation matters, when ultimately determined, will not, in the opinion of management, have a material adverse effect on the financial position or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company held an annual meeting of shareholders on April 1, 1997. Proxies for the election of Johnnie R. Crean, Carol Smith and Robert A. Rudolph were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition of management's nominees and all of the nominees were elected. The following votes were cast in favor of and withheld from each nominee:

                                   Votes in            Votes
      Name of Director               Favor           Withheld
-----------------------------   ---------------   ---------------
Johnnie R. Crean                   2,532,618          11,463

Carol Smith                        2,532,618          11,463

Robert A. Rudolph                  2,532,618          11,463


         The Company's shareholders also approved the Company's 1997 Stock Option Plan with 2,471,697 shares voting in favor, 9,188 shares voting against and 3,764 shares abstaining from voting.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ----------------------------------------------------------------------

         There is no established trading market for the Company's common stock.

         As of July 30, 1997, there were approximately 403 record holders of the Company's Common Stock.

         Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such shareholders. The Company has never paid dividends. The Board of Directors may consider the declaration and payment of dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected financial data should read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report, and such data should be read with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at April 30, 1997 and 1996 and for each of the three fiscal years in the period ended April 30, 1997 are derived from the Company's Financial Statements for such years which Financial Statements are included elsewhere herein.

                       Statement of Operations Information
              (In Thousands except Share and Per Share Information)


                                                          For the Year ended April 30,
                                  -----------------------------------------------------------------------------
                                       1997            1996            1995           1994            1993
                                  --------------  --------------  --------------  -------------  --------------

Net sales                            $28,590         $25,750         $27,349         $23,593        $14,324

Net income (loss) from               $   330         $   665         $   824         $ 1,000        $  (594)
continuing operations

Net income (loss) per share          $   .11         $   .22         $   .27         $   .33        $  (.19)
from continuing operations

Weighted number of shares          3,050,000       3,050,000       3,050,000       3,050,000      3,050,000
outstanding

Research and development             $   177         $   166         $   163         $   162        $   128
expense



                            Balance Sheet Information
                 (In Thousands except Share and Per Share Data)


                                                             As of April 30,
                            ----------------------------------------------------------------------------------
                                1997             1996            1995             1994              1993
                            -------------    -------------   -------------   --------------   ----------------

Total assets                      $5,406           $5,988          $5,703           $4,256             $3,139

Current assets                     3,767            4,311           4,570            3,303              2,288

Current liabilities                2,751            2,600           3,241            2,062              1,937

Net working capital                1,016            1,711           1,329            1,241                351

Long-term obligations                981            2,006           1,706            1,898              1,906

Cash dividends per share               0                0               0                0                  0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Information", the Company's financial statements and the notes thereto included elsewhere herein.

         The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from those contained in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OVERVIEW

         The Company manufactures and sells recreational vehicles which are distributed by independent dealers located throughout the United States, but concentrated in the western and southwestern portions of the United States.

RESULTS OF OPERATIONS

         The Company's operating results depend in large part on its ability to effectively produce and sell its recreational vehicles. The demand for recreational vehicles, more specifically fifth-wheel travel trailers, is subject to general economic, industry and market-specific conditions including competitive forces beyond the Company's control which may result in fluctuations in volume of the Company's products being sold. The Company seeks to maintain its operating margins by monitoring its material costs, labor efficiencies and overhead expenses. While the Company has some control over selling prices, it seeks to minimize risk by maintaining low inventory levels.

YEARS ENDED APRIL 30, 1997 AND 1996

         Revenues. Revenues in 1997 were $28.6 million compared to $25.7 million in 1996, an increase of 11.0%. The revenue increase was due primarily to a 10.2% increase in the unit volume from that of 1996. The 1997 model price increases were partially offset as a result of discontinuance of the Company's "See Ya" line of products with corresponding increases in the "Gold" and lower priced "Ideal" lines.

         Cost of Sales. Cost of Sales in 1997 was $25.0 million compared to $22.8 million in 1996, an increase of 9.6%. This percentage increase, which is less than the percentage increase in revenues resulted in a 21.8% improvement in gross profit. The most significant factor contributing to the improved gross margin was the Company's ability to hold increases in labor and variable overhead to slightly above the 8.5% level. As a percentage of revenue, total Cost of Sales was 87.3% in 1997 compared to 88.4% in 1996.

         Operating Expenses. Selling, general and administrative expenses totaled $3.0 million in 1997, an increase of 16.1% over the prior year amount of $2.6 million. As a percentage of sales, operating expenses remained relatively constant, increasing to 10.5% in 1997 from 10.0% for the prior year. Increases in fiscal 1997 over the corresponding period of 1996 occurred in public relations, primarily in promotional and trade show expenses.

         Interest expense. Interest expense was approximately $197,000 for the year ended April 30, 1997 compared to approximately $258,000, a decrease of approximately $61,000 attributable primarily to a decrease in borrowed funds.

         Tax Provision. The tax provision for 1997 was favorably affected by a reduction of $129,996 in the valuation allowance against the Company's net deferred tax assets.

YEARS ENDED APRIL 30, 1996 AND 1995

         Revenues. Revenues in 1996 were $25.7 million compared to $27.3 million in 1995, a decrease of 5.8%. The revenue decrease was due primarily to a 16.2% decrease in the unit volume from that of 1995. The 1996 model price increases partially offset this volume reduction.

         Cost of Sales. Cost of Sales in 1996 was $22.8 million compared to $23.9 million in 1995, a decrease of 4.8%. This percentage decrease, which is less than the percentage decrease in revenues resulted in a 13.0% reduction in gross profit. The most significant factors contributing to the declining gross margin was the Company's increase in labor as a percentage of revenue partially offset by a real dollar decline in variable overhead costs. As a percentage of revenue, total Cost of Sales was 88.4% in 1996 compared to 87.4% in 1995.

         Operating Expenses. Selling, general and administrative expenses totaled $2.6 million in 1996, an increase of 10.2% over the prior year amount of $2.3 million. As a percentage of sales, operating expenses showed significant change, increasing to 10.0% in 1996 from 8.6% for the prior year. Increases of approximately $216,000 in fiscal 1996 over the corresponding period of 1995 occurred in the selling expense categories of salaries, delivery expense and travel costs in an effort to expand sales and the number of dealerships.

         Interest Expense. An increase in interest charges over 1995 of approximately $105,000 was attributable primarily to a net credit line advance and increased average balances.

         Tax Provision. The tax provision for 1996 was favorably affected by a reduction of $642,718 in the valuation allowance against the Company's net deferred tax assets. No corresponding adjustment to the valuation account had been made in the 1995 year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has accumulated retained earnings of $2,052,601 through April 30, 1997. The Company has paid down $1,025,000 on its line of credit obligation to $972,500 as of April 30, 1997. The Company has received a written representation from the holder of the line of credit that it will not make a demand for principal payment through the end of fiscal 1998. Accordingly, this obligation has been classified as non-current in the consolidated balance sheet at April 30, 1997.

         Net cash provided by operating activities in 1997 was $996,115 compared to $25,221 in 1996. The change reflects the increase in accounts payable and reduction in inventories.

         Net cash used in investing activities was $45,558 in 1997 representing primarily capital expenditures for replacement of existing plant and equipment. The Company believes it has sufficient available plant capacity to meet the demand for its current product line in the foreseeable future.

         Net cash used in financing activities was $1,062,402 in 1997. The Company paid down its line of credit by $1,025,000 in 1997.

         Currently there are no major purchase commitments that are expected to have a significant impact on liquidity. Registrant has a lease commitment of $197,184 annually under leases for its facilities, including $155,184 with the Company's President and his affiliates.

         Management believes that funds generated by operations and the available line of credit will be sufficient to fund operations for the coming year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         Alfa Leisure, Inc. Index to Consolidated Financial Statements:
         --------------------------------------------------------------

                  Independent Auditors' Report...................................................................12

                  Report of Independent Accountants..............................................................13

                  Consolidated Balance Sheets as of April 30, 1997
                  and 1996.......................................................................................14

                  Consolidated Statements of Operations for the years
                  ended April 30, 1997, 1996 and 1995............................................................15

                  Consolidated Statements of Stockholders' Equity
                  for the years ended April 30, 1997, 1996 and 1995..............................................16

                  Consolidated Statements of Cash Flows for the years ended
                  April 30 1997, 1996 and 1995...................................................................17

                  Notes to Consolidated Financial Statements.....................................................19

                        REPORT OF INDEPENDENT ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
  Alfa Leisure, Inc.

We have audited the accompanying consolidated balance sheet of Alfa Leisure, Inc. and subsidiary (the "Company") as of April 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at April 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Los Angeles, California
July 21, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Alfa Leisure, Inc.

We have audited the accompanying consolidated balance sheet of Alfa Leisure, Inc. as of April 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa Leisure, Inc. as of April 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.


/s/  COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.


Newport Beach, California
June 28, 1996

                               ALFA LEISURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        April 30,
                                                               ----------------------------
                                                                   1997             1996
                                                               -----------      -----------
Current Assets:
Cash                                                           $   393,182      $   505,027
Restricted cash                                                    149,350          209,142
Accounts receivable                                              1,769,153        1,816,653
Inventories                                                      1,299,641        1,694,798
Prepaid expenses and other current assets                          150,559           85,621
Deferred tax asset - current                                         5,156                0
                                                               -----------      -----------
Total Current Assets                                             3,767,041        4,311,241

Property, plant and equipment, net                               1,103,154        1,136,691
Deposits                                                            10,000                0
Deferred tax asset                                                 526,240          540,270
                                                               -----------      -----------
Total Assets                                                   $ 5,406,435      $ 5,988,202
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable                                               $ 1,916,611      $ 1,801,110
Accrued expenses                                                   415,841          411,464
Accrued compensation                                               418,474          387,261
                                                               -----------      -----------
Total Current Liabilities                                        2,750,926        2,599,835

Line of credit                                                     972,500        1,997,500
Deferred income                                                      8,200            8,200
                                                               -----------      -----------
Total liabilities                                                3,731,626        4,605,535
Commitments and contingencies

Stockholders' equity:

Common stock, authorized 30,000,000 shares of
   no par value; issued and outstanding
   3,048,137 and 3,050,000 shares at
   April 30, 1997 and April 30, 1996 respectively                   62,000           62,000
Note receivable from President                                    (439,792)        (402,390)
Retained earnings                                                2,052,601        1,723,057
                                                               -----------      -----------
Total Stockholders' equity                                       1,674,809        1,382,667
                                                               -----------      -----------
Total liabilities and
  stockholders' equity                                         $ 5,406,435      $ 5,988,202
                                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                ----------------


                                                     For the Years Ended April 30,
                                            ----------------------------------------------
                                                1997              1996             1995
                                             -----------     ------------      ----------
Sales                                        $28,590,285      $25,749,645      $27,348,921

Cost of Sales (including rent expense
    to a related party of $156,780,
    $143,724 and $143,724 for the year
    ended April 30, 1997, 1996 and 1995,
    respectively.)                            24,951,677       22,762,110       23,914,366
                                             -----------      -----------      -----------
Gross Profit                                   3,638,608        2,987,535        3,434,555

Operating Expenses:

Selling, general and administrative            3,002,621        2,585,652        2,347,139
                                             -----------      -----------      -----------
Income from operations                           635,987          401,883        1,087,416
Interest expense                                 197,411          257,593          152,528
                                             -----------      -----------      -----------
Income before income taxes                       438,576          144,290          934,888
Provision (benefit) for income taxes             109,032         (520,384)         110,967
                                             -----------      -----------      -----------
Net income                                   $   329,544      $   664,674      $   823,921
                                             ===========      ===========      ===========
Net income per share                         $       .11      $       .22      $       .27
                                             ===========      ===========      ===========
Weighted average shares outstanding            3,050,000        3,050,000        3,050,000
                                             ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the Years Ended April 30, 1997, 1996 and 1995

                                ----------------

                                   Common Stock
                                ----------------------    Note Receivable   Retained
                                 Shares        Amount     from President    earnings
                                ---------     --------    ---------------  ----------
Balance April 30, 1994          3,050,000      $62,000                     $  234,462
Net advances to President                                  $(363,377)
Net income                                                                    823,921
                                ---------      -------     ---------       ----------
Balance April 30, 1995          3,050,000       62,000      (363,377)       1,058,383
Net advances to President                                    (39,013)
Net income                                                                    664,674
                                ---------      -------     ---------       ----------
Balance April 30, 1996          3,050,000       62,000      (402,390)       1,723,057
Net advances to President                                    (37,402)
Net income                                                                    329,544
Cancellation of shares             (1,863)
                                ---------      -------     ---------       ----------
Balance April 30, 1997          3,048,137      $62,000     $(439,792)      $2,052,601
                                =========      =======     =========       ==========


See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ----------------


                                                     For the Years Ended April 30,
                                                ---------------------------------------
                                                   1997          1996           1995
                                                ---------     ---------     -----------
Cash flows from operating activities:
Net income                                      $ 329,544     $ 664,674     $  823,921
                                                ---------     ---------     ----------
Adjustments to reconcile net income to
  net cash provided by operating
  activities:

Depreciation and amortization                     128,887       129,947        106,374

Changes in operating assets and liabilities:

Deferred income taxes                               8,874      (540,270)
Accounts receivable                                47,500      (320,511)      (961,807)
Inventories                                       395,157       706,871       (911,035)
Prepaids and other current assets                 (64,938)      (25,977)        17,921
Accounts payable                                  115,501      (524,438)     1,042,424
Accrued compensation                               31,213        82,327        (12,252)
Deferred income                                                                  8,200
Accrued expenses                                    4,377      (197,844)       153,923
                                                ---------     ---------     ----------

   Net cash provided by (used in)
     operating activities                         996,115       (25,221)        267,669
                                                ---------     ---------     -----------
Cash flow from investing activities:

Acquisition of property, plant and
  equipment                                       (95,350)     (133,104)       (286,695)
Deposits                                          (10,000)
Restricted cash                                    59,792        70,810         (59,806)
                                                ---------     ---------     -----------

  Net cash used in investing activities           (45,558)      (62,294)       (346,501)
                                                ---------     ---------     -----------


See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                                ----------------

                                                 For the Years Ended April 30,
                                            ---------------------------------------
                                               1997           1996           1995
                                            -----------     ---------     ---------
Cash flows from financing activities:

Principal payments on notes payable         $               $    (943)    $  (5,481)
Net advances to President                       (37,402)      (39,013)     (363,377)
Principal drawn on line of credit                             300,000
Principal payments on line of credit         (1,025,000)                   (200,000)
                                            -----------     ---------     ---------

Net cash provided by (used in) financing
  activities                                 (1,062,402)      260,044      (568,858)
                                            -----------     ---------     ---------
Net increase (decrease) in cash                (111,845)      172,529      (647,690)
Cash at beginning of year                       505,027       332,498       980,188
                                            -----------     ---------     ---------
Cash at end of year                         $   393,182     $ 505,027     $ 332,498
                                            ===========     =========     =========
Supplemental cash flow disclosures:

Interest paid                               $   192,482     $ 246,970     $ 152,528
                                            ===========     =========     =========
Income taxes paid                           $   111,490     $ 172,355     $     -0-
                                            ===========     =========     =========


See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -------------

1.  Summary of Significant Accounting Policies:

General:

The Company manufactures and sells recreational vehicles which are distributed by independent dealers located throughout the United States but concentrated in the western and southwestern portions of the United States.

Consolidation:

The consolidated financial statements include the accounts of Alfa Leisure, Inc. and its inactive, wholly owned subsidiary Brougham International, Inc., collectively the "Company."

Reclassifications:

Certain prior year amounts have been reclassified to conform with current year presentation.

Accounting Periods:

The Company's fiscal year ends on the Sunday in April falling between the 17th and the 23rd. Fiscal 1997 ended on April 20, 1997, fiscal 1996 ended on April 21, 1996 and fiscal 1995 ended on April 23, 1995. While the financial statements reflect operations of the Company as of and for the periods ending on those dates, they have been presented as if the Company's fiscal year ends on April 30 of each year to simplify the presentation.

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

Inventories:

Inventories are stated at the lower of cost (determined using the first-in, first out method), or market.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the assets which range from three to twenty-eight years. Leasehold improvements are amortized over the lives of the respective leases, or the service lives of the improvements, whichever is shorter. Accelerated and straight-line methods of depreciation are used for both financial reporting and income tax reporting purposes. Upon sale or disposition of assets, any gain or loss is included in the statement of operations.

                               ALFA LEISURE, INC.

                                  -------------

During 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, the related asset would be written down to its estimated fair value.

Normal repairs and maintenance are charged to expense as incurred whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

Net Income per Share:

Net income per share is based upon 3,050,000 weighted average shares outstanding for the years ended April 30, 1997, 1996 and 1995. Fully diluted earnings per common share does not differ from that presented.

Income Taxes:

Deferred income taxes reflect the tax consequences in future years of (a) differences between the tax bases of assets and liabilities and the corresponding bases used for financial reporting purposes and (b) net operating loss and tax credit carryforwards. A valuation allowance is recorded, if necessary, to reduce net deferred income tax assets to the amount that more likely than not will be recoverable.

Advertising Expenses:

Advertising costs are expenses when incurred. Advertising expense for the years ended April 30, 1997, 1996 and 1995 were $86,762, $95,773 and $7,028 respectively.

Research and Development costs:

Research and development costs are expensed when incurred. Research and Development expenses for the years ended April 30, 1997, 1996 and 1995 were $176,760, $166,046 and $162,926 respectively.

Management Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

                               ALFA LEISURE, INC.

                                  -------------


Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures about Fair Market Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. The carrying amount of cash, restricted cash, accounts receivable and accounts payable are carried at the approximate fair values because of the short maturities of these instruments. Management estimates that the fair value of the line of credit approximates carrying value based upon the Company's effective borrowing rate for issuance of debt with similar terms.

Concentration of Credit Risk:

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers for potential credit loss exposure. Bad debt expense for the years ended April 30, 1997, 1996 and 1995 were not material.

2.  Inventories:

Inventories are stated as follows:

                                 April 30,
                         ------------------------
                            1997          1996
                         ----------    ----------
Raw materials            $  691,976    $  964,528
Work in process             558,326       588,260
Finished products            49,339       142,010
                         ----------    ----------

    Total inventories    $1,299,641    $1,694,798
                         ==========    ==========

                               ALFA LEISURE, INC.

                                  -------------

3.  Property, Plant and Equipment:

The major classes of property, plant and equipment are as follows:

                                        Useful
                                        Lives                 April 30,
                                     -------------   ---------------------------
                                                         1997            1996
                                                     -----------     -----------
Land                                                 $   332,262     $   332,262
Buildings                            28 years            895,097         895,097
Machinery and equipment              2 to 7 years        802,920         775,421
Transportation equipment             5 years             189,055         165,236
Furniture & office equipment         3 to 5 years        299,323         256,744
Leasehold improvements               5 to 7 years        213,832         212,379
                                                     -----------     -----------
                                                       2,732,489       2,637,139
Less: Accumulated depreciation
      and amortization                                (1,629,335)     (1,500,448)
                                                     -----------     -----------
Net property, plant and equipment                    $ 1,103,154     $ 1,136,691
                                                     ===========     ===========

The Company has a manufacturing facility in Benton, Louisiana which the Company is not currently using. The net book value of these premises is $364,551 and $378,572 at April 30, 1997 and 1996 respectively. This facility has been leased to a tenant beginning April 1, 1995 for five years at $4,100 per month.

A parcel of land held by the Company with a book value of $332,000 has been pledged as collateral for a personal borrowing of the Company's President of $184,000. Such land was acquired by the Company in 1989 from the Company's President subject to existing debt which is structured on an interest only basis.

                               ALFA LEISURE, INC.

                                  -------------

4.  Line of Credit:

In April 1992, the Company entered into a line of credit agreement with a maximum amount of $2,000,000, of which $972,500 and $1,997,500 were outstanding at April 30, 1997 and 1996 respectively. Interest is at Bank of America's prime rate plus 1%, an effective rate of 9.5% at April 30, 1997 and 1996. The line of credit is payable within 90 days of any written demand by the lender, however, the Company has received written representation from the lender that it will not make a demand for principal payment through the end of fiscal 1998. Accordingly, this obligation has been classified as noncurrent in the consolidated balance sheet at April 30, 1997.

Substantially all the assets of the Company are pledged as collateral for the line of credit. The Company's President has personally guaranteed the line of credit and has assigned his rights under the lease for the Company's principal manufacturing facility as additional collateral.

5.  Income Taxes:

The components of the provision for income taxes are as follows:

                    For the Years Ended April 30,
                ------------------------------------
                   1997          1996         1995
                ---------     ---------     --------
Current:
  State         $ 117,906     $  18,023     $ 89,616
  Federal             -0-         1,863       21,351

Deferred:
  State            14,736       (52,069)         -0-
  Federal         (23,610)     (488,201)         -0-
                ---------     ---------     --------
      Totals    $ 109,032     $(520,384)    $110,967
                =========     =========     ========

The reconciliation of the effective tax rates and U.S. Statutory tax rates are as follows:

                                           For the Years Ended April 30,
                                       -------------------------------------
                                          1997          1996          1995
                                       ---------     ---------     ---------
Tax provision at statutory rate        $ 149,116     $  49,059     $ 317,862
Decrease in the valuation allowance     (129,996)     (546,973)     (263,588)
State taxes, net of federal benefit       87,544       (22,470)       59,147
Other                                      2,368                      (2,454)
                                       ---------     ---------     ---------
                                       $ 109,032     $(520,384)    $ 110,967
                                       =========     =========     =========

                               ALFA LEISURE, INC.

                                  -------------

The net operating loss carryforward for federal income tax purposes at April 30, 1997 was approximately $1,830,000. This carryforward expires in various fiscal years from 1998 through 2008. There was no state net operating loss carryforward at April 30, 1997.

As of April 30, 1997, the Company had approximately $30,089 of available tax credit carryforwards comprised of investment tax credits of $3,022 and alternative minimum tax credits of $27,067. The investment tax credit carryforwards expire in fiscal year 1998. The alternative minimum tax credits have an indefinite carryforward period. In addition, the Company had approximately $85,354 of federal contribution carryforwards expiring in fiscal years from 2000 to 2001.

The components of the net deferred tax asset are as follows:

                                        For the Years Ended
                                             April 30,
                                     ------------------------
                                       1997            1996
                                     -----------    ---------
Net operating loss carryforwards      $ 622,447     $ 750,307
Depreciation                            118,353       127,100
State taxes                             (17,319)        6,128
Accrued liabilities                     115,259        97,626
Charitable contributions                 29,020        29,020
Tax credits                              30,089        30,089
Valuation allowance                    (370,004)     (500,000)
Deferred income                           3,551           -0-
                                      ---------     ---------
                                      $ 531,396     $ 540,270
                                      =========     =========

6.  Commitments and Contingencies:

    Operating Leases:

The Company leases its manufacturing facilities and executive offices under agreements classified as operating leases. The leases require fixed monthly payments. One of the Company's manufacturing facilities is leased for $12,932 per month from a Corporation owned by the Company's President. The Company entered into this five year operating lease effective February 1, 1997 and is obligated under its terms through January 31, 2002. A second lease was renewed, with an unrelated party, on another of the Company's facilities effective March 1, 1997 at an annual lease rate of $42,000. This lease expires June 1, 2001. Future minimum lease payments on these leases at April 30, 1997 are as follows:


          Year ended April 30,
          --------------------
                  1998                                $197,184
                  1999                                 197,184
                  2000                                 197,184
                  2001                                 197,184
                  2002                                 119,888
                                                      --------
                                                      $908,624
                                                      ========

                               ALFA LEISURE, INC.

                                  -------------

Rent expense for the years ended April 30, 1997, 1996 and 1995 was $195,576, $185,724 and $185,724 respectively of which $156,780, $143,724 and $143,724 respectively, was paid to the Company's President.

Financing Arrangements:

The Company is contingently liable under the terms of the repurchase agreements established with financing institutions to provide inventory financing for dealers of the Company's products. Vehicles with a maximum sales value of approximately $8.7 million and $7.4 million at April 30, 1997 and 1996, respectively were subject to conditions of existing repurchase agreements.. The risk of loss under these agreements is spread over many dealers and financing institutions and is reduced by the resale value of any products that may be repurchased. The Company has historically experienced no significant losses under these agreements.

Warranty Reserve:

The Company provides a warranty against defects in materials and workmanship for one year following the date of sale. Estimated costs of product warranties relating to sales during the year have been accrued and charged to operations during the year the products were sold. The Company has included $213,201 of accrued warranty costs in accrued expenses at April 30, 1997 and 1996.

Litigation:

The Company is involved in several routine litigation matters incidental to its business. Such litigation matters, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position or the results of operations of the Company.

Employment Agreement:

The Company has an annual employment agreement with its President that expires on December 31, 1997. The agreement automatically extends for additional annual periods unless canceled by either party before October 31. The agreement provides for a fixed annual salary subject to an annual cost of living adjustment. Such salary amounted to $253,332, $226,404 and $227,604 in the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

In addition, the agreement provides for a bonus in an amount equal to 10% of pretax income before accrual for amounts to be paid by the Company under its management bonus plan. The agreement also provides for the right of the Company's President to purchase each year up to two travel trailers manufactured by the Company for an amount equal to the Company's cost. No trailers were purchased in fiscal 1997, 1996 or 1995.

Under a bonus program for salaried employees, which includes the President, bonus expense was recognized in the amounts of $241,459, $235,315 and $368,401, in fiscal 1997, 1996 and 1995, respectively.

                               ALFA LEISURE, INC.

                                  -------------

7.  Stock Options:

A total of 300,000 shares is reserved for issuance under the Company's 1997 incentive stock option plan for officers and directors. No options were issued or outstanding nor had any been exercised during the fiscal years ended April 30, 1997, 1996 or 1995.

8.  Note Receivable from President

At April 30, 1997 and 1996, the Company had a note receivable and additional advances due from its President and major stockholder amounting to $439,792 and $402,390 respectively. The note and additional advances bear interest at 9%. Such advances have been classified as a contra-equity item on the April 30, 1997 and 1996 consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 16, 1997, the Board of Directors of the Company determined that the firm of Coopers & Lybrand L.L.P. would be dismissed as the Company's principal accountant and would not be engaged to conduct the audit of the Company's financial statements for the fiscal year ended April 30, 1997.

         Coopers & Lybrand L.L.P.'s report on the financial statements of the Company for the past two years did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and Coopers & Lybrand L.L.P. during the past two years and subsequent interim period preceding such dismissal on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                  -----------------------------------------------

         The directors and executive officers of the Company as of July 30, 1997 are as follows:

NAME                                   AGE             DIRECTOR SINCE         POSITION(S) HELD
----                                   ---             --------------         ----------------

Johnnie R. Crean                       47                   1986              Chairman of the Board and
                                                                              President

Carol Smith                            57                   1986              Secretary and Director

Robert A. Rudolph                      64                   1986              Director

Timothy P. Igo                         48                   1986              Vice President Engineering

Paul B. Dettor                         57                   1997              Chief Financial Officer


         JOHNNIE R. CREAN has been Chairman of the Board, President and a director of the Company since December 29, 1986. Mr. Crean founded Alfa Leisure, Inc., a California corporation ("Alfa-California") in March 1975 and served as President and a director of Alfa-California from that time until its merger into the Company on December 29, 1986. Mr. Crean also served as President and a director of Alfa Leisure of Louisiana, Inc., a California corporation ("Alfa-Louisiana"), from its organization in October 1985 to the time of its merger into the Company of December 29, 1986, and as general partner of Alfa-Louisiana's predecessor, Alfa Louisiana, Ltd., a California limited partnership, from September 1983 until October 1985. Prior to their merger into the Company, Alfa-California and Alfa Louisiana, and its predecessor were engaged in the manufacture and sale of recreational vehicles.

         CAROL SMITH has been the Secretary and a director of the Company since December 29, 1986. Prior to her association with the Company, Ms. Smith had been employed by Alfa-California since June 1977. From July 1981 to May 1984, Ms. Smith served as Sales Manager of Alfa-California and from May 1984 to November 1986, she served as Plant Manager. Ms. Smith currently serves as National Director of Marketing of the Company, a position she held at Alfa-California from November 1986 to December 29, 1986, at which time Alfa-California was merged into the Company.

         ROBERT A. RUDOLPH has served as a director of the Company since December 29, 1986. Mr. Rudolph was the owner and President of Bates Industries, Inc., a privately-held manufacturer and retailer of custom motorcycle apparel from 1962 through 1996 at which time the company was sold. Prior thereto, Mr. Rudolph was a certified public accountant with Arthur Andersen & Co. Mr. Rudolph presently manages serveral private investment ventures.

         TIMOTHY P. IGO has been the Vice President Engineering of the Company since 1986. Mr. Igo was previously employed in various capacities by Alfa Leisure, Inc., a California corporation (Alfa-California") from 1973 until December 29, 1986, when Alfa-California was merged into the Company. Prior to its merger into the Company, Alfa-California was engaged in the manufacture and sale of recreational vehicles. From June 1981 to April 1984, Mr. Igo served as Secretary, Treasurer and a director of Alfa-California, and as Vice President and a director from April 1984 to December 1986.

         PAUL B. DETTOR joined the Company as its Chief Financial Officer in 1997. Mr. Dettor has extensive experience in manufacturing financial management and consulting services. Mr. Dettor was the Chief Financial Officer of Velie Circuits, Inc., a manufacturer of printed circuit boards, from May 1995 through May 1996. Prior and subsequent thereto, Mr. Dettor was a certified public accountant in private practice. From 1971 to 1984, Mr. Dettor was the Vice President of Finance, Secretary and Treasurer of Revcon, Inc., a manufacturer of motor homes and commercial vehicles. From 1968 to 1971, Mr. Dettor was an accountant with the firm of Deloitte & Touche, LLP. Mr. Dettor earned a bachelors degree in accounting from the University of Notre Dame. Mr. Dettor has completed the course work for a Masters of Business Administration degree from Pepperdine University.

         Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified. The Board of Directors has no standing audit, compensation or nominating committees or any other committees serving similar functions. All officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Cash Compensation Table
-------------------------------

         The following table sets forth the compensation (cash and non cash), for the Chief Executive Officer and all the executive officers who earned in excess of $100,000 per annum during any of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM COMPENSATION
                                       ANNUAL COMPENSATION                     AWARDS                    PAYOUTS
                             ---------------------------------------  ------------------------  ------------------------
                                                                                   SECURITIES
                                                                      RESTRICTED   UNDERLYING
                                                       OTHER ANNUAL     STOCK        STOCK        LTIP
NAME AND PRINCIPAL   FISCAL                            COMPENSATION     AWARDS      OPTIONS      PAYOUTS    ALL OTHER
     POSITION         YEAR     SALARY      BONUS ($)       ($)            ($)         (#)          ($)     COMPENSATION
------------------- -------- -----------  ----------  --------------  ----------- ------------  --------  --------------

Johnnie R. Crean      1997    $226,404     $110,065        ---            ---         ---         ---          ---
  Chairman of the     1996    $226,404     $74,985         ---            ---         ---         ---          ---
Board and President
                      1995    $226,404     $82,487         ---            ---         ---         ---          ---

1997 Stock Option Plan
----------------------

         On February 18, 1997, the Board of Directors of the Company adopted, the Alfa Leisure, Inc. 1997 Stock Option Plan (the "1997 Plan"). The stockholders of the Company approved the 1997 Plan on April 1, 1997. The 1997 Plan provides for the grant to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986 ("Code"). Although the Company has approximately 250 employees technically eligible to participate in the 1997 Plan, it is anticipated the stock options will be granted only to a limited number of management level personnel. The 1997 Plan terminates on February 17, 2007. The purpose of the 1997 Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. The 1997 Plan reserved 300,000 shares of the Company's common stock for issuance pursuant to the 1997 Plan.

         The 1997 Plan is administered by a committee made up of the members of the Board of Directors (the "Committee"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised. The exercise price of incentive stock options granted under the 1997 Plan is required to be not less than the fair market value of the common stock on the date of grant (110% in the case of a greater than 10% stockholder). The exercise price of non-qualified stock options can be no less than 85% of the fair market value on the date of grant. Options may be granted for terms of up to ten (10) years (five (5) years in the case of incentive stock options granted to greater than 10% stockholders). No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. If an optionee ceases to be employed by, or ceases to have a relationship with the Company, such optionee's options expire six (6) months after termination of the employment or consulting relationship by reason of death, one (1) year after termination by reason of permanent disability, immediately upon termination for cause and three (3) months after termination for any other reason.

         In order to exercise an option granted under the 1997 Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee and having a fair market value equal to the applicable exercise price; or (iii) such other consideration as may be determined by the Committee and permitted by applicable law.

         Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the 1997 Plan. The Committee may at any time discontinue granting options under the 1997 Plan or otherwise suspend, amend or terminate the 1997 Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as it shall deem advisable; except that the Committee shall have no authority to make any amendment or modifications to the 1997 Plan or any outstanding option which would: (i) increase the maximum number of shares which may be purchased pursuant to options granted under the 1997 Plan, either in the aggregate or by an optionee; (ii) change the designation of the class of employees eligible to receive qualified options; (iii) extend the term of the 1997 Plan or the maximum option period thereunder; (iv) decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the 1997 Plan; or (v) cause qualified stock options issued under the 1997 Plan to fail to meet the requirements of incentive stock options under Section 422 of the Code. Any such amendment or modification shall be effective immediately, subject to stockholder approval thereof within twelve (12) months before or after the effective date. No option may be granted during any suspension or after termination of the 1997 Plan.

         The 1997 Plan is designed to meet the requirements of an incentive stock option plan as defined in Code Section 422. As a result, an optionee will realize no taxable income, for federal income tax purposes, upon either the grant of an incentive stock option under the 1997 Plan or its exercise. If no disposition of the shares acquired upon exercise is made by the optionee within two (2) years from the date of grant or within one (1) year from the date the shares are transferred to him, any gain realized upon the subsequent sale of the shares will be taxable as capital gain. In such case, the Company will be entitled to no deduction for federal income tax purposes in connection with either the grant or the exercise of the option. If, however, the optionee disposes of the shares within the period mentioned above, the optionee will realize earned income in an amount equal to the excess of the fair market value of the shares on the date of exercise (or the amount realized on disposition if less) over the exercise price, and the Company will be allowed a deduction for a corresponding amount.

         The Company adopted a similar plan in 1987 which expires on December 15, 1997. There are no options outstanding under this prior plan and the Board of Directors of the Company does not intend to grant any options under such plan.

Option Grants
-------------

         There were no options granted to executive officers during fiscal 1997.

Option Exercise and Fiscal Year-End Values
------------------------------------------

         There were no options exercised by executive officers during fiscal 1997 and there are no options held by executive officers during fiscal 1997.

Compensation of Directors
-------------------------

         Directors, other than Johnnie R. Crean, receive compensation of $500 for each meeting of the Board of Directors which they attend.

Employment Agreement
--------------------

         Mr. Crean is employed as President of the Company pursuant to an employment agreement entered into as of December 1, 1986 (the "Employment Agreement"). The Employment Agreement renews automatically for successive twelve-month periods unless terminated by either party by the prior October 31. The Employment Agreement provides for a base salary of $180,000 per year, subject to annual cost of living adjustments. The current adjusted annual base salary is approximately $227,000. Mr. Crean is also entitled to a quarterly cash bonus in an amount equal to 10% of pre-tax income of the Company. In addition, Mr. Crean is entitled under his Employment Agreement to purchase up to two travel trailers manufactured by the Company each fiscal year for an amount equal to the Company's manufacturing cost. Mr. Crean did not purchase travel trailers from the Company during the fiscal years ended April 30, 1997, 1996 or 1995.

Compensation Philosophy
-----------------------

         The executive compensation philosophy of the Company is to (i) attract and retain qualified management to run the business efficiently and guide the Company's growth in both existing and new markets throughout the country, (ii) establish a link between management compensation and the achievement of the Company's annual and long-term performance goals, and (iii) recognize and reward individual initiative and achievement.

         Base Salaries. Base salaries for new management employees are based primarily on the responsibilities of the position and the experience of the individual, with reference to the competitive marketplace for management talent, which is measured in terms of executive compensation offered by comparable companies in related businesses.

         Stock Options. The Company intends to grant stock options to its management employees. Because the amount of compensation which will be realized from these options is directly related to the price of the Company's stock, this form of compensation is directly related to the performance of the Company and the results of its operations.

         Conclusion. Through the options described above, a portion of the Company's management compensation will be linked directly to Company performance. The Company's President receives bonus compensation based on the Company's pre-tax income. The Board of Directors will continually review all compensation practices and make changes as appropriate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information, as of July 30, 1997, with respect to the ownership of the Company's common stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director; (iii) by each nominee for director; and
(iv) by all officers and directors of the Company as a group.

         Name and Address of                      Amount and Nature of                  Percent
         Beneficial Owner(1)                      Beneficial Ownership(2)               of Class(3)
         -------------------                      -----------------------               -----------

         Johnnie R. Crean                              2,281,430(4)                     74.8%

         Carol Smith                                       9,600(5)                      0.3%

         Robert A. Rudolph                                 8,364                         0.3%

         Timothy J. Igo                                    2,400(6)                      0.008%

         All directors and
         officers as a group
         (five persons)                                2,301,794                        75.5%

---------------


(1) The address of each named person, other than Robert A. Rudolph, is 5163 "G" Street, Chino, California 91710. Mr. Rudolph's address is 303 East Bixby Road, Long Beach, California 90807.

(2) Unless otherwise indicated, each person has sole voting and investment power over the common stock shown as beneficially owned, subject to community property laws where applicable and the information contained in footnotes to this table.

(3)      Based on 3,050,000 shares of common stock issued and outstanding.

(4) Includes 2,238,230 shares held in a living trust, over which Mr. Crean has sole voting and investment power, and includes 43,200 shares held by trusts for the benefit of the children of Mr. Crean of which Mr. Crean is co-trustee.

(5) Ms. Smith shares investment power over 9,600 shares with her adult daughter.

(6)      Mr. Igo shares investment power of 2,400 shares with his former spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The Company leases its manufacturing facilities and executive offices from Hercules Land Holding, Inc., a California corporation of which Mr. Crean is the sole shareholder. The Company pays monthly rent of $12,932 pursuant to a five (5) year lease with three (3) options to extend for three (3) years each. The lease provides the Company with the option to acquire the property and facilities at any time during the lease term at the market value as determined by appraisal by an MAI certified appraiser. Based on an informal market survey, the Company believes that the monthly rental rate for the property and facilities is consistent with local market rates. Prior to the acquisition of the property and facilities by Hercules Land Holding, Inc., Mr. Crean had leased the property and facilities for $8,324 per month pursuant to a December 19, 1980 lease and subleased the property to the Company. During the fiscal year ended April 30, 1997 and 1996, the Company paid lease payments of $11,977 per month to Mr. Crean.

         Mr. Crean borrows money from and repays money to the Company from time to time. During the fiscal years ended April 30, 1997 and 1996, the largest amounts of money which Mr. Crean owed to the Company on any one date were $439,792 and $402,390, respectively. A portion of Mr. Crean's obligation to the Company is represented by an unsecured promissory note in the amount of $402,390 which bears interest at the rate of nine percent (9%) per annum. It is anticipated that the amount of Mr. Crean's indebtedness to the Company will fluctuate during fiscal year 1998.

         The Company has collateralized Mr. Crean's personal indebtedness of $184,000 to a third party lender with a deed of trust on a 1.4 acre lot which is used as the parking lot for the Company's Chino, California manufacturing facility. Mr. Crean transferred this property to the Company in 1989 subject to the existing debt which was structured on an interest only basis.

         Mr. Crean has personally guaranteed the Company's $2,000,000 line of credit.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

         (a)      Financial Statements
                  --------------------

         The following financial statements are being filed as a part of this Annual Report on Form 10-K:

                  Independent Auditors' Report

                  Report of Independent Accountants

                  Balance Sheets as of April 30, 1997 and 1996.

                  Statements of Operation for the years ended April 30, 1997, 1996 and 1995

                  Statements of Stockholders' Equity for the years ended April 30, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended April 30, 1997, 1996 and 1995

                  Notes to Financial Statements

                  Financial Statement Schedules
                  -----------------------------

                  Not applicable.

                  Exhibits                                                                      Page
                  --------                                                                      ----

                   3.1     Restated Articles of Incorporation as filed with the                  36
                           Secretary of State for the State of Texas on July 22,
                           1976 and amended on January 14, 1997 and March
                           28, 1978.

                   3.3     Third Amendment to the Restated Articles of
                           Incorporation as filed with the Secretary of State for the State of Texas on December 22, 1986, incorporated by reference from the Company's Annual
                           Report on Form 10-K for its fiscal year ended January
                           31, 1987, Exhibit 3.3.

                   3.4 Bylaws of the Company, incorporated by reference from the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1987, Exhibit 3.4.

                   4.3 Specimen of the Company's Common Stock Certificates, incorporated by reference from the Company's Annual
                           Report on Form 10-K for its fiscal year ended January
                           31, 1987, Exhibit 4.4.

                   4.4 Incentive Stock Option Plan of 1987, incorporated by reference from the Company's Annual Report on Form
                           10-K for its fiscal year ended April 30, 1988,
                           Exhibit 4.4.

                   4.5 1997 Stock Option Plan incorporated by reference from the Company's Definitive Proxy Statement dated
                           March 4, 1997, Appendix I.

                  10.05    Agreement and Plan of Reorganization dated December
                           30, 1985 between and among the Company, Alfa Leisure,
                           Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from the Company's Report on Form 8-K dated December 29, 1986, Exhibit 10.05.

                  10.06 Agreement of Merger dated December 26, 1986 between and among the Company, Alfa Leisure, Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from the Company's Report on Form 8-K dated December 29, 1986, Exhibit 10.06.

                  Exhibits                                                              Page
                  --------                                                              ----
                  10.07    Lease Agreement by and between the Industrial
                           Development Board of the Parish of Bossier,
                           Louisiana, Inc., and Alfa Leisure of Louisiana, Ltd.,
                           dated December 1, 1983, incorporated by reference
                           from the Company's Annual Report on Form 10-K for its
                           fiscal year ended January 31, 1987, Exhibit 10.07.

                  10.08 Mortgage and Indenture of Trust by and between the Industrial Development Board of the Parish of
                           Bossier, Louisiana, Inc., and the First National Bank of Shreveport dated January 1, 1984, incorporated by reference from the Company's Annual Report on Form
                           10-K for its fiscal year ended January 31, 1987,
                           Exhibit 10.08.

                  10.09    Bond Guaranty Agreement by and between Alfa Leisure,
                           Inc., a California corporation, Johnnie R. Crean and
                           The First National bank of Shreveport dated January
                           1, 1984, incorporated by reference from the Company's
                           Annual Report on Form 10-K for its fiscal year ended
                           January 31, 1987, Exhibit 10.09.

                  10.10    Employment Agreement by and between Alfa Leisure,
                           Inc., a California corporation, and Johnnie R. Crean dated as of December 1, 1986, incorporated by reference from the Company's Annual Report on Form
                           10-K for its fiscal year ended January 31, 1987,
                           Exhibit 10.10.

                  16.1     Letter from Coopers & Lybrand L.L.P. to Alfa Leisure,
                           Inc. concurring in disclosure re: change in certifying accountant, incorporated by reference from the Company's current report on Form 8-K/A dated April
                           16, 1997, Exhibit 16.1.

                  21 Brougham International, Inc. is the Company's only subsidiary.

                  27       Financial Data Schedule.                                      49


         (b)      Reports on Form 8-K.
                  --------------------

                  The Company filed reports on Form 8-K and Form 8-K/A each dated April 16, 1997 reporting the dismissal of Coopers & Lybrand, L.L.P. as the Company's auditors.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1997                          ALFA LEISURE, INC.


                                                By:  /s/ JOHNNIE R. CREAN
                                                     ---------------------------
                                                     Johnnie R. Crean, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

August 13, 1997

  /s/ JOHNNIE R. CREAN                                           August 13, 1997
------------------------------------------------
Johnnie R. Crean, Chairman of the Board
and President


  /s/ CAROL SMITH                                                August 13, 1997
------------------------------------------------
Carol Smith, Director


  /s/ ROBERT A. RUDOLPH                                           August 9, 1997
------------------------------------------------
Robert A. Rudolph, Director


  /s/ PAUL B. DETTOR                                             August 13, 1997
------------------------------------------------
Paul B. Dettor, Chief Financial Officer
[Principal Financial Officer and
Principal Accounting Officer]