Form 10-Q
period 1997-07-31
ALFA LEISURE INC
filed 1997-12-04
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

          For the quarter ended:                  Commission file number:
               July 31, 1997                              0-8624
              ----------------                            ------

                                ALFA LEISURE, INC
                               -------------------
             (Exact name of registrant as specified in its charter)

           TEXAS                              75-1309458
          -------                            ------------
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

The number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1997 was:

     Common Stock, without par value - 3,050,000 shares

                               ALFA LEISURE, INC.
                               ------------------

                                      Index
                                      -----

PART I.        FINANCIAL INFORMATION                             Page
-------        -----------------------                          -------
Item 1.        Financial Statements (unaudited)

               Balance Sheets as of July 31, 1997                  3
               and April 30, 1997

               Statements of Income for the Three                  4
               Months Ended July 31, 1997 and 1996

               Statements of Cash Flows for the                    5
               Three Months Ended July 31, 1997 and 1996

               Notes to Unaudited Financial Statements             6

Item 2         Management's Discussion and Analysis of             8
               Financial Condition and Results of Operations

PART II.       OTHER INFORMATION                                   9
-------        -----------------------

               Signature Page                                     10

                               ALFA LEISURE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS:

                                                     July 31,        April 30,
                                                   ---1997----       ---1997---
Current Assets:
     Cash                                          $    65,864      $   393,182
     Restricted cash                                   319,683          149,350
     Accounts receivable, trade                      1,161,489        1,769,153
     Inventories (Note 3)                            1,589,188        1,299,641
     Prepaid expense                                   151,323          150,559
     Deferred tax asset - current                        5,156            5,156
                                                   -----------      -----------
       Total current assets                          3,292,703        3,767,041

Property, plant and equipment, net                   1,141,748        1,103,154
Deposits                                                10,000           10,000
Deferred tax asset                                     526,240          526,240
                                                   -----------      -----------
Total Assets                                       $ 4,970,691      $ 5,406,435
                                                   ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable, trade                       $ 1,462,693      $ 1,916,611
     Accrued expenses                                  477,059          415,841
     Accrued compensation                              311,616          418,474
                                                   -----------      -----------
     Total current liabilities                     $ 2,251,368      $ 2,750,926

Line of credit                                         972,500          972,500
Deferred income                                          8,200            8,200
                                                   -----------      -----------
Total Liabilities                                  $ 3,232,068      $ 3,731,626

Commitments and contingencies:

Stockholders' equity:
   Common stock, no par value; authorized
     30,000,000 shares, issued and
     outstanding 3,050,000 shares                       62,000           62,000
Note receivable from President                        (428,304)        (439,792)
Retained earnings                                    2,104,927        2,052,601
                                                   -----------      -----------
Total stockholders' equity                           1,738,623        1,674,809
                                                   -----------      -----------
                                                   $ 4,970,691      $ 5,406,435
                                                   ===========      ===========



See accompanying notes to the unaudited financial statements.

                                ALFA LEISURE INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months
                                                         Ended July 31,

                                                ----1997---          ---1996---
Sales                                           $ 6,737,816         $ 4,798,139
Cost of Sales                                     5,979,380           4,354,021
                                                -----------         -----------

Gross Profit                                        758,436             444,118

Expenses:
Selling, General and Administrative                 644,233             648,148
Interest expense                                     26,793              51,859
                                                -----------         -----------
                                                    671,026             700,007
Income before income taxes                           87,410            (255,889)
Provision for income taxes                           35,085              29,828
                                                -----------         -----------
Net Income                                      $    52,325         $  (285,717)
                                                ===========         ===========
Net Income per share                            $       .02         $      (.09)
                                                ===========         ===========





     See accompanying notes to the unaudited financial statements.

                               ALFA LEISURE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                       Three Months Ended July 31,
                                           1997          1996
                                        ----------     ---------
Cash flows from operating
 activities: Net income (loss)           $  52,325    $  (285,717)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
     Depreciation and amortization          37,782         38,284
     (Inc)Dec in restricted cash          (170,332)          (719)
     (Inc)Dec in accounts rec              607,664      1,006,667
     (Inc)Dec in inventories              (289,547)      (919,706)
     (Inc)Dec in prepaid expense              (766)       (19,449)
     Inc (Dec)in accounts payable         (456,292)       460,865
     Inc (Dec)in accrued compensation     (116,671)      (274,140)
     Inc (Dec)in accrued expenses           73,406        (34,722)
                                         ---------    -----------
       Total adjustments                  (239,455)       257,090
                                         ---------    -----------
       Net cash provided (used)
          by operating activitie           (68,927)       (28,627)
                                         ---------    -----------
Cash flows from investing activities:
     Acquisition of PP&E                   (76,375)       (14,609)
                                         ---------    -----------
       Net cash provided (used)
       by investing activities             (76,375)       (14,609)

Cash flows from financing activities:
     (Inc) Dec in Long Term N/R             11,488            -0-
     Principal payments on credit line         -0-       (450,000)
                                         ---------    -----------
       Net cash provided (used)
       by financing activities              11,488       (450,000)
                                         ---------    -----------
Net increase (decrease) in cash           (327,318)      (493,236)

Cash at beginning of period                393,182        505,027
                                         ---------    -----------
Cash at end of period                    $  65,864    $    11,791
                                         =========    ===========
Supplemental cash flow disclosures:
     Interest paid                       $  26,793    $    51,859
     Income taxes paid                           0         30,254


  See accompanying notes to the unaudited financial statements.

                               ALFA LEISURE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  July 31, 1997

1.   Accounting Policies

     The accompanying Balance Sheets of ALFA LEISURE, INC.("Registrant") at July 31, 1997 and April 30, 1997 and the Statements of Income and Cash Flows for the three month periods ended July 31, 1997 and July 31, 1996 are unaudited, but include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the three month period ended July 31, 1997 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1997 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

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

2.   Earnings Per Share

     Net income per share is based upon the weighted average number of shares outstanding during the periods presented. The weighted average shares outstanding during the nine months ended July 31, 1997 and 1996 were 3,050,000.

3.   Inventories

     Inventories are summarized as follows:

                       July 31, 1997   April 30, 1997
                       -------------   --------------
     Raw materials       $  792,684      $  691,977
     Work in process        678,180         558,326
     Finished products      118,324          49,339
                         ----------      ----------
                         $1,589,188      $1,299,642
                         ==========      ==========

                               ALFA LEISURE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                January 31, 1997
                                   (Continued)

4.   Commitments and Contingencies:

     Financing Arrangements:

     Registrant is contingently liable at July 31, 1997 under the terms of repurchase agreements which have been established with financing institutions to provide inventory financing for dealers of Registrant's products. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is reduced by the resale value of any products which may require repurchase. Registrant has historically experienced no significant losses under these agreements.

5.   Income Taxes:

     The provision for income taxes for the three month period ended July 31, 1997 includes prior year adjustments.

6.   Financial Condition:

     At July 31, 1997 Stockholders' Equity of $ 1,738,622 and favorable credit terms extended by vendors continues to play a major role in determining the adequacy of funds generated internally. Management is confident in its ability to maintain profitability and believes internally generated funds along with an available line of credit provide adequate resources to meet its needs.

7. Line of Credit:

   The Company has a line of credit set at $2,000,000 bearing interest at Bank of America's prime rate plus 1%. Interest is payable monthly. Although the line of credit is payable within 90 days of any written demand by the lender, the lender has given assurances that no demand will be made for principal payments during the next twelve months. Accordingly, this obligation has been classified as noncurrent in the balance sheets at July 31, 1997 and April 30, 1997.

   Substantially all assets of the Company are pledged as collateral for the line of credit. The Company's President has personally guaranteed the line of credit and has assigned his rights under the lease for the Company's principal manufacturing facility as additional collateral.

                                ALFA LEISURE INC.
                                  July 31,1997

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   and Results of Operations

                         Results of Operation
                         ----------------------

     Sales increased 42.7% for the quarter ended July 31, 1997 as compared to the same quarter of the previous year. Sales unit volume increased 51.0% over the three month period of 1996. This increase is attributable to improved product innovations and associated volume increases from new model year introductions during the quarter.

     Cost of sales, expressed as a percentage of sales, decreased to 86.4% in the quarter ended July 31, 1997 from 94.3% in the same quarter of the prior year. This decrease resulted from slight reductions in material and warranty costs from the respective three month period of the prior year. Quarter to quarter cost reductions as a percentage of sales further improved the gross margin primarily as a result of an approximate 3% reduction in variable overhead costs.

     Selling, General and Administrative expenses increased approximately 11.9% for the quarter ended July 31, 1997 as compared to the corresponding period in 1996. Significant increases occurred in advertising, promotion and dealer development expenses for the three month period compared to the same period of the prior year with slightly offsetting reductions in salaries and travel expenses.

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

     Registrant is confident of overall profitability in fiscal 1997 as a result of dealer and consumer acceptance of the improved 1998 product line resulting in increased sales activity. In addition, Registrant currently has no significant commitments for cash expenditures other than normal operations and debt service during 1997. The favorable credit terms extended by vendors continues to play a key role in determining the adequacy of funds available to conduct operations in an efficient manner.

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

                 27.  Financial Data Schedule

            (b)  Reports on Form 8-K
                 --------------------

                 No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                    SIGNATURE
                                   -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ALFA LEISURE, INC.
                    a Texas Corporation

Dated:   September 24, 1997

BY   /s/ JOHNNIE R. CREAN
  -----------------------------
Johnnie R. Crean
President