Form 10-Q
period 1997-10-31
ALFA LEISURE INC
filed 1998-01-20
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarter ended:                  Commission file number:
            October 30, 1997                            0-8624
            ----------------                            ------

                                ALFA LEISURE, INC
                               -------------------
                (Exact name of registrant as specified in its charter)

                     TEXAS                                 75-1309458
                    -------                               ------------
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

                 YES  X    NO
                     ---      ---

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 30, 1997 was:

     Common Stock, without par value - 3,048,137 shares

                               ALFA LEISURE, INC.
                          -----------------------------
                                      Index
                                     -------


PART I.     FINANCIAL INFORMATION                                            Page
-------     ---------------------                                            ----
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                              3
            as of October 30, 1997 and April 30, 1997

            Condensed Consolidated Statements of Income                        4
            for the Three and Six Months Ended
            October 30, 1997 and 1996

            Condensed Consolidated Statements of Cash Flows                    5
            for the Six Months Ended October 30, 1997 and 1996

            Notes to Condensed consolidated Financial Statements               6

Item 2      Management's Discussion and Analysis of                            7
            Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                                    8
--------  -----------------

            Signature Page                                                     9

                               ALFA LEISURE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS:

                                                          October 30,        April 30,
                                                          (Unaudited)
                                                          ---1997---        ---1997---
Current Assets:
     Cash                                                 $   310,750       $   393,182
     Restricted cash                                          320,201           149,350
     Accounts receivable                                      887,568         1,769,153
     Inventories(Note 3)                                    1,767,638         1,299,641
     Prepaid expenses & Other current assets                  104,290           150,559
     Deferred tax asset                                         5,154             5,156
                                                          -----------       -----------
       Total current assets                                 3,395,601         3,767,041
                                                          -----------       -----------
Property, plant and equipment, net                          1,248,052         1,103,154
Deposits                                                            0            10,000
Deferred tax asset                                            526,240           526,240
                                                          -----------       -----------
Total Assets                                              $ 5,169,893       $ 5,406,435
                                                          ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                     $ 1,387,435       $ 1,916,611
     Accrued expenses                                         447,058           415,841
     Accrued compensation                                     497,466           418,474
                                                          -----------       -----------
     Total current liabilities                              2,331,959         2,750,926

Line of credit                                                972,500           972,500
Deferred income                                                 8,200             8,200
                                                          -----------       -----------
Total Liabilities                                           3,312,659         3,731,626

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; authorized 30,000,000
     shares, issued and outstanding 3,048,137 shares           62,000            62,000
Note receivable from President                               (554,504)         (439,792)
Retained earnings                                           2,349,738         2,052,601
                                                          -----------       -----------
Total stockholders' equity                                  1,857,234         1,674,809
                                                          -----------       -----------
                                                          $ 5,169,893       $ 5,406,435
                                                          ===========       ===========

See accompanying notes to the condensed consolidated financial statements.

                                ALFA LEISURE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                      Three Months                         Six Months
                                    Ended October 30,                   Ended October 30,

                             ----1997---        ---1996---        ---1997---        ---1996---
Sales                        $  9,396,382      $  7,126,796      $ 16,134,198      $ 11,924,935

Cost of Sales                   8,270,235         5,915,534        14,249,615        10,269,555
                             ------------      ------------      ------------      ------------
Gross Profit                    1,126,147         1,211,262         1,884,583         1,655,380

Operating Expenses:
Selling, General/Admin            744,693         1,101,066         1,388,926         1,749,214
Interest expense                   23,881            48,386            50,674           100,245
                             ------------      ------------      ------------      ------------
                                  768,574         1,149,452         1,439,600         1,849,459

Income (loss) before
income taxes                      357,573            61,810           444,983          (194,079)

Provision for
income taxes                      112,761            43,953           147,846            73,781
                             ------------      ------------      ------------      ------------

Net Income (loss)            $    244,812      $     17,857      $    297,137      $   (267,860)
                             ============      ============      ============      ============
Net Income (loss)
per share                    $        .08      $        .01      $        .10      $       (.09)
                             ============      ============      ============      ============

     See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Six Months Ended October 30,
                                                    1997            1996
                                                 ----------       ---------
Cash flows from operating
 activities: Net income (loss)                    $ 297,137       $(267,860)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:

     Depreciation and amortization                   83,222          76,566

Changes in operating assets and Liabilities:
     accounts receivable                            881,585          95,281
     inventories                                   (467,997)       (166,255)
     prepaid expense                                 46,268         (18,764)
     accounts payable                              (529,176)        677,394
     accrued compensation                            78,992        (281,531)
     accrued expenses                                31,220         (20,600)
                                                  ---------       ---------
       Total changes                                 40,892         285,525
                                                  ---------       ---------
       Net cash provided by
         operating activities                       421,251          94,231

Cash flows from investing activities:
     Changes in restricted cash                    (170,851)         (1,548)
     Acquisition of PP&E                           (228,120)        (52,691)
                                                  ---------       ---------
       Net cash used in investing activities       (398,971)        (54,239)

Cash flows from financing activities:
       Inc (Dec) Other Assets                        10,000           - 0 -
       Net advances to president                   (114,712)          - 0 -
       Principal payments on credit line              - 0 -        (450,000)
                                                  ---------       ---------
       Net cash used in financing activities       (104,712)       (450,000)
                                                  ---------       ---------

Net decrease in cash                                (82,432)       (410,008)

Cash at beginning of period                         393,182         505,027
                                                  ---------       ---------
Cash at end of period                             $ 310,750       $  95,019
                                                  =========       =========
Supplemental cash flow disclosures:
     Interest paid                                $  50,674       $ 112,478
     Income taxes paid                                  -0-          73,781

See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 30, 1997

1.   Basis Of Presentation

     The accompanying Condensed consolidated Balance Sheets of ALFA LEISURE, INC.("Registrant") at October 30, 1997 and April 30, 1997, Condensed Consolidated Statements of Income for the three month and six month periods ended October 30, 1997 and October 30, 1996 and Condensed Consolidated Statements of Cash Flows for the six month periods ended October 30, 1997 and October 30, 1996 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the three month period ended October 30, 1997 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1997 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

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

2.   Inventories

     Inventories are summarized as follows:

                        October 30, 1997     April 30, 1997
                        ----------------     --------------
       Raw materials       $  924,200          $  691,976
       Work in process        657,872             558,326
       Finished products      185,566              49,339
                           ----------          ----------
                           $1,767,638          $1,299,641
                           ==========          ==========

                                ALFA LEISURE INC.
                                 October 30,1997

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   and Results of Operations

               Results of Operation
               --------------------

     Sales increased 31.9% for the three months ended October 30, 1997, and 35.3% for the six months ended October 30, 1997 as compared to the same periods of the previous year. This increase is attributable to increased volume from a new lower priced model introduced during the year.

     Cost of sales, expressed as a percentage of sales, increased to 88.0% in the three months ended October 30, 1997 from 83.0% in the same periods of the prior year. Cost of sales, expressed as a percentage of sales, increased to 88.3% in the six months ended October 30, 1997 from 86.12% in the same periods of the prior year. These increases resulted from write offs of slow moving inventory.

     Selling, General and Administrative expenses decreased 32.4% for the three months ended, and 20.6% for the six months ended October 30, 1997, as compared to the corresponding periods of the prior year. These are a result of decreases in advertising, promotion and show expenses.

               Liquidity and Capital Resources
               -------------------------------

     Capital expenditures during fiscal 1998 are expected to be primarily for routine periodic replacement of existing plant and equipment. Registrant believes that it has sufficient available capacity to meet the demand for its products in the foreseeable future.

     Registrant meets its needs for working capital and capital expenditures with internally generated funds and from a line of credit. Registrant has been able to take discounts on trade payables as a result of Registrant's line of credit and favorable credit terms with its vendors.

     Registrant is confident of overall profitability in fiscal 1998 as a result of dealer and consumer acceptance of the improved 1998 product line resulting in increased sales activity. Registrant currently has no significant commitments for cash expenditures other than normal operations and debt service during 1998. The favorable credit terms extended by vendors continues to play a key role in determining the adequacy of funds available to conduct operations in an efficient manner.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

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

                    27     Financial Data Schedule

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the quarter ended October 30, 1997.

                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALFA LEISURE, INC.
                                            a Texas Corporation

Dated:   January 16, 1998

                                            BY /s/ JOHNNIE R. CREAN
                                               ---------------------------------
                                               Johnnie R. Crean
                                               President