Form 10-Q
period 1998-01-31
ALFA LEISURE INC
filed 1998-02-26
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


        For the quarter ended:                  Commission file number:
           January 31, 1998                              0-8624
        ----------------------                  -----------------------

                                ALFA LEISURE, INC
                               -------------------
             (Exact name of registrant as specified in its charter)

                    TEXAS                                   75-1309458
        --------------------------------           ----------------------------
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

                YES    X     NO
                     -----        -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                YES    X     NO
                     -----        -----

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1998 was:

               Common Stock, without par value - 3,048,137 shares

                               ALFA LEISURE, INC.
                               ------------------

                                      Index
                                      -----


PART I.     FINANCIAL INFORMATION                                     Page
-------     ---------------------                                     ----

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                       3
            as of January 31, 1998 and April 30, 1997

            Condensed Consolidated Statements of Income                 4
            for the Three and Nine Months Ended
            January 31, 1998 and 1997

            Condensed Consolidated Statements of Cash Flows             5
            for the Nine Months Ended January 31, 1998 and 1997

            Notes to Condensed consolidated Financial Statements        6

Item 2      Management's Discussion and Analysis of                     7
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                           8
--------    -----------------

            Signature Page                                              9

                               ALFA LEISURE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS:


                                            January 31,                  April 30,
                                            (Unaudited)
                                            ---1998----                 ---1997---
Current Assets:
     Cash                                    $        0                 $  393,182
     Restricted cash                            163,917                    149,350
     Accounts receivable                      1,409,696                  1,769,153
     Inventories(Note 2)                      1,559,908                  1,299,641
     Other current assets                             0                    150,559
     Deferred tax asset                           5,156                      5,156
                                             ----------                 ----------
       Total current assets                   3,138,677                  3,767,041

Property, plant and equipment, net            1,263,076                  1,103,154
Deposits                                              0                     10,000
Deferred tax asset                              526,240                    526,240
                                             ----------                 ----------
Total Assets                                 $4,927,993                 $5,406,435
                                             ==========                 ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Bank overdraft                          $  259,604                 $        0
     Accounts payable                         1,353,999                  1,916,611
     Accrued expenses                           531,984                    415,841
     Accrued compensation                       179,240                    418,474
     Other current liabilities                    2,343                          0
                                             ----------                 ----------
     Total current liabilities                2,327,170                  2,750,926

Line of credit                                  530,891                    972,500
Deferred income                                   8,200                      8,200
                                             ----------                 ----------
Total Liabilities                             2,866,261                  3,731,626
                                             ----------                 ----------

Stockholders' equity:
   Common stock, no par value; authorized
     30,000,000 shares, issued and
     outstanding 3,048,137 shares                62,000                     62,000
Note receivable from President                 (483,056)                  (439,792)
Retained earnings                             2,482,788                  2,052,601
                                             ----------                 ----------
Total stockholders' equity                    2,061,732                  1,674,809
                                             ----------                 ----------
                                             $4,927,993                 $5,406,435
                                             ==========                 ==========




   See accompanying notes to the condensed consolidated financial statements.

                                ALFA LEISURE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                        Three Months                                Nine Months
                                      Ended January 31,                           Ended January 31,
                                ---1998---         ---1997---             ----1998---        ----1997---
Sales                           $8,748,288         $7,762,813             $24,882,486        $19,687,748

Cost of Sales                    7,542,962          6,674,047              21,792,577         17,358,749
                                ----------         ----------             -----------        -----------
Gross Profit                     1,205,326          1,088,766               3,089,909          2,328,999

Operating Expenses:
Selling, General/Admin.            905,879            777,008               2,294,805          2,111,075
Interest expense                    26,255             35,535                  76,929            135,780
                                ----------         ----------             -----------        -----------
                                   932,134            812,543               2,371,734          2,246,855

Income before
   income taxes                    273,192            276,223                 718,175             82,144

Provision for
   income taxes                    140,142              1,457                 287,988             75,238
                                ----------         ----------             -----------        -----------

Net Income                      $  133,050         $  274,766             $   430,187        $     6,906
                                ==========         ==========             ===========        ===========
Net Income
   per share                    $      .04         $      .09             $       .14        $       .00
                                ==========         ==========             ===========        ===========












   See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               Nine Months Ended January 31,
                                                                    1998           1997
                                                                 ----------      ---------
Cash flows from operating activities:

    Net income                                                    $ 430,187      $   6,906

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                  126,137        104,337

Changes in operating assets and Liabilities:

     Accounts receivable                                            359,457       (287,361)
     Inventories                                                   (260,267)        90,732
     Prepaid expense                                                150,559         22,917
     Accounts payable                                              (562,612)       301,461
     Accrued compensation                                          (239,234)      (105,286)
     Accrued expenses                                               118,486        (16,515)
                                                                  ---------      ---------
       Total changes                                               (433,611)         5,948
                                                                  ---------      ---------
       Net cash provided by operating activities                    122,713        117,191

Cash flows from investing activities:

     Changes in other assets                                         10,000              0
     Changes in restricted cash                                     (14,567)        10,179
     Acquisition of PP&E                                           (286,059)       (94,728)
                                                                  ---------      ---------
       Net cash used in investing activities                       (290,626)       (84,549)

Cash flows from financing activities:

       Increase in bank overdraft                                   259,604              0
       Net advances to president                                    (43,264)             0
       Principal payments on credit line                           (441,609)      (450,000)
                                                                  ---------      ---------
       Net cash used in financing activities                       (225,269)      (450,000)
                                                                  ---------      ---------
Net decrease in cash                                               (393,182)      (417,358)

Cash at beginning of period                                         393,182        505,027
                                                                  ---------      ---------
Cash at end of period                                             $       0      $  87,669
                                                                  =========      =========
Supplemental cash flow disclosures:
     Interest paid                                                $  76,929      $ 135,780
     Income taxes paid                                               27,129         82,971



   See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1998



1.       Basis Of Presentation

         The accompanying Condensed Consolidated Balance Sheets of ALFA LEISURE, INC.("Registrant") at January 31, 1998 and April 30, 1997, Condensed Consolidated Statements of Income for the three month and nine month periods ended January 31, 1998 and January 31, 1997 and Condensed Consolidated Statements of Cash Flows for the nine month periods ended January 31, 1998 and January 31, 1997 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the three month period ended January 31, 1998 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1997 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

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


2.       Inventories

         Inventories are summarized as follows:

                                    January 31, 1998            April 30, 1997
                                    ----------------            --------------
     Raw materials                        $  716,794                $  691,976
     Work in process                         621,079                   558,326
     Finished products                       222,035                    49,339
                                          ----------                ----------
                                          $1,559,908                $1,299,641
                                          ==========                ==========



3.       Line of credit:

         In January 1998 the Company opened a line of credit set at $1,000,000 with Wells Fargo Bank. The line of credit bears interest at Wells Fargo Bank's prime rate plus 1%. Interest is payable monthly. All terms and conditions of the existing Merlin Financial, Inc. line of credit remain the same. The Company will draw against the Merlin Financial, Inc. line of credit only after the Wells Fargo Bank line of credit is fully used.

         Substantially all assets of the Company are pledged as collateral for the lines of credit, first to Wells Fargo Bank, and secondly to Merlin Financial, Inc..

         The Company runs a zero balance checking account. Funds are borrowed or invested daily for cash flow purposes. This will result in a daily bank overdraft, as shown on the balance sheet.

                                ALFA LEISURE INC.
                                January 31, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operation
         --------------------

         Sales increased 12.7% for the three months ended January 31, 1998, and 26.4% for the nine months ended January 31, 1998 as compared to the same periods of the previous year. This increase is attributable to increased volume from new smaller models under 30' introduced during the year.

         Cost of sales, expressed as a percentage of sales, was 86.2% in the three months ended January 31, 1998 and 86.0% in the same period of the prior year. A reduction in material purchase prices in 1998, of approximately $40,000, was offset by write offs of slow moving and prototype inventory. Cost of sales, expressed as a percentage of sales, decreased to 87.6% in the nine months ended January 31, 1998 from 88.2% in the same period of the prior year. This decrease resulted from a reduction in material purchase prices.

         Selling, General and Administrative expenses, expressed as a percentage of sales, was 10.4% in the three months ended January 31, 1998 and 10.0% in the same period of the prior year. This increase resulted from increases in R&D. Selling, General and Administrative expenses, expressed as a percentage of sales, was 9.2% in the nine months ended January 31, 1998 from 10.7% in the same period of the prior year. This decrease is primarily a result of increases in cash discounts taken on trade payables, that the Company started to take in 1998.

         Liquidity and Capital Resources
         -------------------------------

         Cash decreased $393,182 during the nine months ended January 31, 1998. The line of credit with Merlin Financial, Inc. was paid off and the line of credit with Wells Fargo Bank was opened. Over all the line of credit amount was reduced $441,609. The Company runs a zero balance checking account. Funds are borrowed or invested daily for cash flow purposes. This will result in a daily bank overdraft as seen in the balance sheet.

         Capital expenditures during fiscal 1998 are expected to be primarily for routine periodic replacement of existing plant and equipment. The Company believes that it has sufficient available capacity to meet the demand for its products in the foreseeable future. The Company meets its needs for working capital and capital expenditures with internally generated funds and from the lines of credit. The Company has been able to take discounts on trade payables as a result of the Company's lines of credit and favorable credit terms with its vendors.

         The Company is confident of overall profitability in fiscal 1998 as a result of dealer and consumer acceptance of the improved 1998 product lines, resulting in increased sales activity. The Company currently has no significant commitments for cash expenditures other than normal operations and debt service during 1998.

         In January 1998 the Company opened a line of credit set at $1,000,000 with Wells Fargo Bank. The line of credit bears interest at Wells Fargo Bank's prime rate plus 1%. Interest is payable monthly. All terms and conditions of the existing Merlin Financial, Inc. line of credit remain the same. The Company will draw against the Merlin Financial, Inc. line of credit only after the Wells Fargo Bank line of credit is fully used.

         Substantially all assets of the Company are pledged as collateral for the lines of credit, first to Wells Fargo Bank, and secondly to Merlin Financial, Inc.

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

                 No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ALFA LEISURE, INC.
a Texas Corporation



Dated:   February 24, 1998


BY  /s/ JOHNNIE R. CREAN
    ----------------------------------
    Johnnie R. Crean
    President