Form 10-K
period 1998-04-30
ALFA LEISURE INC
filed 1998-07-17
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        (Fee Required) for fiscal year ended April 30, 1998 or

(  )    Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934
        (No Fee Required) for the transition period from _______ to ________

COMMISSION FILE NUMBER 0-8624
                       ---------------------------------------------------------

                               ALFA LEISURE, INC.
--------------------------------------------------------------------------------
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Texas                                        75-1309458
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  13501 5th Street, Chino, California                      91710
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)      (909) 628-5574
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the act:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

          None                                           None
----------------------------------    ------------------------------------------
----------------------------------    ------------------------------------------

Securities registered pursuant to Section 12(g) of the act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

There is no established trading market for the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant was $351,083 as of July 15, 1998 based on the last known sales price for the registrant's common stock of $.50 in April 1998.

The number of shares of the registrant's common stock, no par value, outstanding as of July 15, 1998 was 3,048,137.

DOCUMENTS INCORPORATED BY REFERENCE. None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           --------

                                     PART I

ITEM 1.   BUSINESS
          --------

General Development of Business
-------------------------------

Alfa Leisure, Inc. (the "Company" or "Alfa") was incorporated under the laws of the State of Texas in October 1969 under the name Brougham Coach, Inc. and commenced operations as a manufacturer and seller of recreational vehicles in January 1970. Between March 1985 and December 29, 1986, the Company was under the protection of Chapter 11 of the United States Bankruptcy Code. On December 29, 1986, the Company merged (the "Merger") with two privately held corporations engaged in the business of manufacturing and selling recreational vehicles. Alfa Leisure, Inc., a California corporation ("Alfa-California") and Alfa Leisure of Louisiana, Inc., a California corporation ("Alfa-Louisiana"). The present business of the Company consists primarily of the businesses of Alfa-California to which it has succeeded via the Merger. During 1989 the Company closed its plant in Louisiana and consolidated those operations into its Chino, California facilities. Unless otherwise indicated, all references to the past operations of the Company refer exclusively to the past operations of Alfa-California. The Company has one subsidiary, Brougham International, Inc., which it organized in August 1976 for the purpose of operating as a domestic international sales corporation, which has been inactive since 1982.

Financial Information about Industry Segments:
----------------------------------------------

The Company operates in one (1) identifiable industry segment, the manufacture and sale of recreational vehicles. The Company has no affiliated customers to which it sells recreational vehicles.

Narrative Description of Business:
----------------------------------

        Products:
        ---------

        The Company manufactures and sells recreational vehicles designed as short-period accommodations for vacationers or long-period accommodations for travelers who live "full-time" in their vehicles. These products are fifth wheel travel trailers designed to be towed behind and attached to special couplers in the bed of pickup trucks. The Company's products are marketed under the brand names "Gold", "Toyhouse", "See Ya" and "Ideal". They are distributed by approximately 47 independent dealers located throughout the United States. The Company has positioned itself as one of the premier names in high-quality fifth wheel travel trailers in the western United States.

        The Company has a reputation for high quality, well priced products throughout its various product lines from its top of the line "Gold" models through the "Ideal" models to the "Toyhouse" for the adventuresome.

        Each of the model lines are constructed such that the frame and structure integration is of the strongest, lightest body design technology. Steel "I" beams are used for the chassis rails. Several components are strategically positioned between the rails for optimum weight distribution, including holding tanks, air conditioning system, slide-out mechanisms and spare tire providing for a low center of gravity. The underbelly is fully enclosed providing for all-weather protection and use. Trailer sidewalls are of advanced high pressure "vacubond" construction encompassing Heli-arc welded structural aluminum tubing. Alfa's "Straight-Line" six inch thick crowned roof, combination truss/rafter structure has the characteristics of aircraft monocoque construction.

        The Company offers three primary product lines. Each of the product lines targets a different market ranging from vacationers looking for short period accommodations to long period travelers looking for full time live in accommodations.

        Alfa Gold. The Alfa Gold models are presented in two versions in lengths of 30' to 38' and multiple floor plans. The Travel Series designed for the discriminating 5th wheel owner who enjoys following the seasons throughout the year, and the Resort Living Series with additional spaciousness and luxury for extended resort living. The Gold has more standard features than other product lines and as standard equipment it includes Corian counter tops, hardwood floors and leather furnishings. Retail prices for recreational vehicles in the Alfa Gold product line range from about $55,000 to $69,400.

        Alfa Ideal. The Ideal, although only slightly less luxuriously appointed than the Gold, is more moderately priced, comes in lengths ranging from 28' to 38' with multiple floor plans. The Ideal is Alfa's volume leader and is widely accepted for its value for price features. Retail prices for recreational vehicles in the Alfa Ideal product line range from about $42,400 to $56,400.

        Common to both the Gold and Ideal lines are product features which help give Alfa its competitive edge including basement air conditioning, rack & pinion slide out rooms with oversized windows and 8` high ceilings, double and triple glide-out rooms, dual refrigeration systems, extensive storage areas and entertainment centers.

        Alfa See Ya Toyhouse. The Toyhouse is a fully equipped, dual purpose vehicle having many of the same features found in the Alfa Gold and Ideal models, including chassis, side-walls and roof construction. Also included as standard is a 4.0 KW generator for the freedom to go where there are no hook-ups, and plenty of storage for traveling with off-road toys. The retail price for the Alfa Toyhouse is about $53,300.

        Historically the Company has sold primarily to buyers upgrading from another brand recreational vehicle. The Company is considering the development of an entry level priced line to reach first time buyers, a segment of the market which the Company has not historically serviced. The Company believes that operating efficiencies and desirable product flow logistics along with the low-line product introduction would require an additional facility.

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

        Marketing
        ---------

        Alfa distributes through a network of dealers throughout the United States, who market to a large extent to retirees and those nearly retired. The Alfa dealer selection process emphasizes commitment and is undertaken with the objective of establishing long-term relationships. Dealers are provided substantial support from the factory in terms of sales staff participation at dealer events and national trade shows, promotional materials and advertising assistance. The Company advertises its recreational vehicles primarily in recreational vehicle magazines. It also promotes its products through participation in regional trade shows, in association with area dealers.

        The Company's sales of recreational vehicles also benefit significantly from the activities of the "Sundancers", an independent organization of approximately 1,200 owners of the Company's products consisting of nine chapters in the western portion of the United States. Each chapter of the Sundancers typically holds several outings each year at various parks and recreation sites at which members enjoy caravaning, boat trips, pot luck dinners and dancing. In addition, the Sundancers annually hold a national rally comprising all chapters. The national rally is typically held over a one-week period of time and is attended by representatives of the Company and the manufactures of the appliances and equipment featured in the Company's products. The Company's and manufacturers' representatives provide presentations on the care and upkeep of the Company's products and the related appliances and equipment. The Sundancers are under the direction and control of its Board of Directors, which is comprised of and elected by members of the Sundancers.

        Warranty
        --------

        The Company provides a warranty to the first retail purchaser of each recreational vehicle, warranting the vehicle to be free from manufacturing defects in material and workmanship under normal use and with reasonable care and maintenance for one (1) year. The Company is obligated to correct defects in material and workmanship by repair or replacement of any necessary parts, free of charge, in a manner intended to prevent further damage. The Company assists purchasers in enforcing warranties on appliances and equipment included in the vehicles and will cover such items as a part of its warranty in the event satisfactory results cannot be obtained on such warranties due to no fault of the purchaser. The Company has a service department at its factory in Chino, California. Support through the dealership network is a requirement, and all dealers maintain service facilities where warranty, service and parts sales are an essential part of their business. The Company requires that the selling dealer provide any servicing required upon the request of the vehicle's owner.

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

        Competition
        -----------

        The recreational vehicle industry includes several styles of vehicles which can range from those self-propelled, or motor homes which are driven, to those which are towed, or travel trailers which are either towed behind a vehicle or as in the case of the fifth wheel vehicles are towed by attachment to the bed of a pick-up truck.

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


     Total Recreational Vehicle "Towables" Retail Deliveries - ($ millions)
     ----------------------------------------------------------------------

                                 1996         1996        1997         1997
                                 Units       Value        Units       Value
     Towables                 (thousands)  (millions)  (thousands)  (millions)
-------------------------------------------------------------------------------
Travel Trailers
Conventional                     75.4       1,071.6       78.8       1,131.3

5th Wheel Trailers               48.5       1,099.6       52.8       1,224.8

Folding Trailers                 57.3         284.0       57.6         309.3

Truck Campers                    11.0         121.9       10.3         124.2
                    -----------------------------------------------------------
Total                           192.2       2,577.1      199.5       2,789.6



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

Research and Development
------------------------

        The Company manufactures and sells recreational vehicles only. The Company periodically revises and redesigns models in response to consumer demand. The extent of these revisions and redesigns are dictated by what is required to obtain market acceptance. In fiscal 1998, 1997 and 1996, the Company spent $290,665, $176,760 and $166,046, respectively, on research and development activities.

        Patents
        -------

        The Company has applied for patent protection relating to its innovative "step chassis" design and "basement" air conditioning system.

        Trademarks
        ----------

        In November, 1996, the Company obtained a U.S. registered trademark, No. 74-610,898 for the Alfa name and logo on "Gold" units. In November 1997 the Company obtained a U.S. registered trademark, No. 75-041,559 for the Alfa name and logo on "Ideal" units.

        Government Regulations
        ----------------------

        The Company's recreational vehicles are less than 400 square feet in size and, accordingly, are not regulated as "mobile homes" by United States Department of Housing and Urban Development. The Company is subject to the industry standards of the Recreational Vehicle Industry Association and state housing standards. The Company also complies with specific government regulations including motor vehicle safety standards. The Company is also subject to the Fair Labor Standards Act that governs such matters as minimum wage requirements, overtime and other working conditions.

        Employees
        ---------

        As of July 15, 1998, the Company employed approximately 333 people on a full-time basis and minimal part-time basis personnel.


ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

        The Company's executive offices and principal manufacturing facilities are in Chino, California. The Company leases the premises from Hercules Land Holding, Inc., a corporation owned by the Company's chairman, president and principal shareholder. The lease is for five years commencing January 30, 1997 at a monthly base rental rate of $12,932 subject to annual cost of living increases. The Company has the option to extend the lease for three additional three-year periods. The Company also has the option to purchase the property at its fair market value as determined by appraisal at any time during the lease term. Based on an informal market survey, the Company believes that the monthly rental rate for the property and facilities is consistent with local market rates.

        The Company leases two facilities adjacent to its principal manufacturing facilities in Chino. The lease is for three years commencing March 1,1998 at a monthly base rental rate of $3,625 subject to annual cost of living increases. There are options to extend the lease for three additional one-year periods.

        The Company leases additional premises near its principal facility that consists of approximately 25,000 square feet and is used primarily for construction of vacuum bonded exterior walls. The Company has leased these premises until June 1, 2001. The rental rate is $3,500 per month through February 29, 2000, increasing to $4,375 for the remainder of the term.

        The Company owns approximately 67,000 square feet of land contiguous to its principal facilities which it uses for off-street parking and storage.

        The Company also owns a facility in Louisiana consisting of approximately 53,000 square feet of structures on 10 acres of land, which it has leased to an unaffiliated third party for $4,100 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        Not applicable.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------------

        There is no established trading market for the Company's common stock.

        As of July 15, 1998, there were approximately 400 record holders of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

        The following selected financial data should read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report, and such data should be read with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at April 30, 1998 & 1997 and for each of the three fiscal years in the period ended April 30, are derived form the Company's Financial Statements for such years which Financial Statements are included elsewhere herein.



                       Statement of Operations Information
              (In Thousands except Share and Per Share Information)


                                            For the year ended April 30,
                             ----------------------------------------------------------
                                1998        1997        1996       1995        1994
                             ----------------------------------------------------------
Net Sales                     $36,026     $28,590     $25,750     $27,349    $23,593
Net Income (loss)              $1,345       $330        $665       $824       $1,000
from continuing
operations
Net Income (loss) per           $.44        $.11        $.22       $.27        $.33
share from continuing
operations
Weighted number of shares    3,048,137   3,050,000   3,050,000   3,050,000  3,050,000
outstanding
Research and Development        $291        $177        $166       $163        $162
expense




                            Balance Sheet Information
                 (In Thousands except Share and Per Share Data)


                                            As of April 30,
                           ------------------------------------------------
                            1998      1997      1996       1995     1994
                           ------------------------------------------------
Total Assets               $5,559    $5,406    $5,988     $5,703    $4,256
Current Assets              3,738     3,767     4,311      4,570     3,303
Current Liabilities         2,455     2,751     2,600      3,241     2,062
Net Working Capital         1,283     1,016     1,711      1,329     1,241
Long-term obligations           8       981     2,006      1,706     1,898
Cash dividends per share        0         0         0          0         0


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

RESULTS OF OPERATIONS

        The Company's operating results depend in large part on its ability to effectively produce and sell its recreational vehicles. The demand for recreational vehicles, more specifically fifth wheel travel trailers, is subject to general economic, industry and market-specific conditions including competitive forces beyond the Company's control which may result in fluctuations in volume of the Company's products being sold. The Company seeks to maintain its operating margins by monitoring its material costs, labor efficiencies and overhead expenses. While the Company has some control over selling prices, it seeks to minimize risk by maintaining low inventory levels.

YEARS ENDED APRIL 30, 1998 AND 1997

        Revenues. Revenues in 1998 were $36.0 million compared to $28.6 million in 1997, an increase of 26%. This was partially a result of a 17% increase in units shipped in fiscal 1998 compared to fiscal 1997. Price increases for the 1998 models, and change in sales mix to a higher ratio of larger trailers shipped in fiscal 1998 compared to fiscal 1997, also effected the 1998 revenues.

        Cost of Sales. Cost of Sales in 1998 was $31.2 million compared to $25.0 million in 1997, an increase of 24.8%. This percentage increase, which is less than the percentage increase in revenue, resulted in a .7% improvement in gross profit. The most significant factor contributing to the improved gross margin was the .6% improvement in material cost as a percent of revenue from 63.6% in 1997 to 63.0% in 1998. As a percentage of revenue, total Cost of Sales was 86.6% in 1998 compared to 87.3% in 1997.

        Operating Expenses. Selling, general and administrative expenses totaled $3.2 million in 1998, an increase of 8.2% over the prior year amount of $3.0 million. As a percentage of sales, operating expenses decreased to 9.0% in 1998 from 10.5% for the prior year. As a percentage of sales, decreases in fiscal 1998 over the corresponding period of 1997 occurred in travel, promotion, and general insurance.

        Interest Expense. Interest expense was approximately $80,000 for the year ended April 30, 1998 compared to approximately $197,000 in fiscal year 1997, a decrease of approximately $117,000 attributable primarily to a decrease in borrowed funds.

        Tax Provisions. The tax provision for 1998 was favorably affected by the elimination of the valuation allowance relating to the Company's deferred tax asset. In addition a significant portion of the Company's net operating loss carryforward was utilized in fiscal 1998.

YEARS ENDED APRIL 30, 1997 AND 1996

        Revenues. Revenues in 1997 were $28.6 million compared to $25.7 million in 1996, an increase of 11.0%. This revenue increase was due primarily to a 10.2% increase in the unit volume from that of 1996. The 1997 model price increases were partially offset as a result of discontinuance of the Company's "See Ya" line of products with corresponding increases in the "Gold" and lower priced "Ideal" lines.

        Cost of Sales. Cost of Sales in 1997 was $25.0 million compared to $22.8 million in 1996, an increase of 9.6%. This percentage increase, which is less than the percentage increase in revenues, resulted in a 21.8% improvement in gross profit. The most significant factor contributing to the improved gross margin was the Company's ability to hold increases in labor and variable overhead to slightly above the 8.5% level. As a percentage of revenue, total Cost of Sales was 87.3% in 1997 compared to 88.4% in 1996.

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

        Interest Expense. Interest expense was approximately $197,000 for the year ended April 30, 1997 compared to approximately $258,000, a decrease of approximately $61,000 attributed primarily to a decrease in borrowed funds.

        Tax Provisions. The tax provision for 1997 was favorably affected by a reduction of $129,996 in the valuation allowance against the Company's net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has accumulated retained earnings of $3,397,230 through April 30, 1998.

        In January 1998 the Company opened a line of credit set at $1,000,000 with Wells Fargo Bank. The line of credit bears interest at Wells Fargo Bank's prime rate plus 1%. Interest is payable monthly. All terms and conditions of the existing Merlin Financial, Inc. line of credit remain the same. The Company will draw against the Merlin Financial, Inc. line of credit only after the Wells Fargo Bank line of credit is fully used. The Company has paid down $972,500 on its line of credit obligation to a zero balance as of April 30, 1998.

        Net cash provided by operating activities in 1998 was $1,285,804 compared to $996,115 in 1997. The increase is due primarily to net income of $1,344,629, offset by changes in various working capital accounts.

        Net cash used in investing activities was $372,371 in 1998 representing primarily capital expenditures for replacement of existing plant and equipment. The Company believes it has sufficient available plant capacity to meet the demand for its current product line in the foreseeable future.

        Net cash used in financing activities was $895,944 in 1998. This was attributable mainly to the $972,500 reduction in the Company's line of credit.

        Currently there are no major purchase commitments that are expected to have a significant impact on liquidity. The Company has a lease commitment of $240,684 annually under leases for its facilities, including $155,184 with the Company's President and his affiliates.

        Management believes that funds generated by operations and the available lines of credit will be sufficient to fund operations for the coming year.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

        Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Alfa Leisure, Inc. Index to Consolidated Financial statements:
        --------------------------------------------------------------

        Independent Auditors' Report ............................................... 12

        Report of Independent Accountants........................................... 13

        Consolidated Balance Sheets as of
        April 30, 1998 and 1997 .................................................... 14

        Consolidated Statements of Operations
        for the years ended April 30, 1998, 1997 and 1996 .......................... 15

        Consolidated Statements of Stockholders'
        Equity for the years ended April 30, 1998, 1997 and 1996 ................... 16

        Consolidated Statements of Cash Flows for the years ended
        April 30 1998, 1997 and 1996  .............................................. 17

        Notes to Consolidated Financial Statements ................................. 19


INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alfa Leisure, Inc.

We have audited the accompanying consolidated balance sheets of Alfa Leisure, Inc. and subsidiary (the "Company") as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at April 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Los Angeles, California
June 12, 1998

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alfa Leisure, Inc. as of April 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.



PricewaterhouseCoopers LLP



Newport Beach, California
June 28, 1996

                               ALFA LEISURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                               April 30,
                                                   ---------------------------------
                                                      1998                   1997
                                                   ----------            -----------
Current Assets:
Cash and cash equivalents                          $  410,671            $  393,182
Restricted cash                                       150,247               149,350
Accounts receivable                                 1,614,276             1,769,153
Inventories                                         1,415,794             1,299,641
Prepaid expenses and other current assets             139,623               150,559
Deferred tax asset - current                            7,438                 5,156
                                                   ----------            ----------
Total Current Assets                                3,738,049             3,767,041

Property, plant and equipment, net                  1,300,407             1,103,154
Other assets and deposits                              50,064                10,000
Deferred tax asset                                    470,403               526,240
                                                   ----------            ----------

Total Assets                                       $5,558,923            $5,406,435
                                                   ==========            ==========


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

Current Liabilities:
Accounts payable                                   $1,271,896            $1,916,611
Accrued expenses                                      596,805               415,841
Accrued compensation                                  586,028               418,474
                                                   ----------            ----------

Total Current Liabilities                           2,454,729             2,750,926

Line of credit                                              0               972,500
Deferred income                                         8,200                 8,200
                                                   ----------            ----------

Total Liabilities                                   2,462,929             3,731,626
Commitments and Contingencies                      ----------            ----------

Stockholders equity:
Common stock, authorized 30,000,000 shares
  of no par value; issued and
  outstanding 3,048,137 shares at
  April 30, 1998 and April 30, 1997
  respectively.                                        62,000                62,000
Note receivable from President                       (363,236)             (439,792)
Retained earnings                                   3,397,230             2,052,601
                                                   ----------            ----------

Total Stockholders' Equity                          3,095,994             1,674,809
                                                   ----------            ----------
Total Liabilities and
  Stockholders' Equity                             $5,558,923            $5,406,435
                                                   ==========            ==========

See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                ----------------


                                                For the Years Ended April 30,
                                       ---------------------------------------------
                                          1998              1997             1996
                                       -----------       -----------     -----------
Sales                                  $36,025,591       $28,590,285     $25,749,645

Cost of sales                           31,186,855        24,951,677      22,762,110
                                       -----------       -----------     -----------

Gross profit                             4,838,736         3,638,608       2,987,535

Operating Expenses:

Selling, general and administrative      3,249,093         3,002,621       2,585,652
                                       -----------       -----------     -----------

Income from operations                   1,589,643           635,987         401,883

Interest and other expense                  79,672           197,411         257,593
                                       -----------       -----------     -----------

Income before taxes                      1,509,971           438,576         144,290

Provision (benefit) for taxes              165,342           109,032        (520,384)
                                       -----------       -----------     -----------

Net income                             $ 1,344,629       $   329,544     $   664,674
                                       ===========       ===========     ===========
Net income per share                   $       .44       $       .11     $       .22
                                       ===========       ===========     ===========


Weighted average shares                  3,048,137         3,050,000       3,050,000
     outstanding                       ===========       ===========     ===========






See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                For the Years Ended April 30, 1998, 1997 and 1996

                                ----------------


                                     Common Stock
                                ----------------------
                                                            Note receivable       Retained
                                 Shares        Amount       from President        earnings
                                ---------     --------      ---------------      ----------

Balance April 30, 1995          3,050,000      $62,000         $(363,377)        $1,058,383

Net advances to president                                        (39,013)

Net income                                                                          664,674
                                ---------      -------         ---------         ----------

Balance April 30, 1996          3,050,000       62,000          (402,390)         1,723,057

Net advances to president                                        (37,402)

Net income                                                                          329,544

Cancellation of shares             (1,863)
                                ---------      -------         ---------         ----------

Balance April 30, 1997          3,048,137       62,000          (439,792)         2,052,601

Net income                                                                        1,344,629

Net reductions from president                                     76,556
                                ---------      -------         ---------         ----------

Balance April 30, 1998          3,048,137      $62,000         $(363,236)        $3,397,230
                                =========      =======         =========         ==========






See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ----------------


                                                     For the Years Ended April 30,
                                                ---------------------------------------
                                                  1998            1997          1996
                                                ----------      --------      ---------
Cash flows from operating activities:

Net income                                      $1,344,629      $329,544      $ 664,674

Adjustments to reconcile net income to
  net cash provided by operating
  activities:

Depreciation and amortization                      174,221       128,887        129,947
Changes in operating assets and liabilities:
Deferred income taxes                               53,555         8,874       (540,270)
Accounts receivable                                154,877        47,500       (320,511)
Inventories                                       (116,153)      395,157        706,871
Prepaids and other assets                          (29,128)      (64,938)       (25,977)
Accounts payable                                  (644,715)      115,501       (524,438)
Accrued compensation                               167,554        31,213         82,327
Accrued expenses                                   180,964         4,377       (197,844)
                                                ----------      --------      ---------
 Net cash provided by (used in)
   operating activities                          1,285,804       996,115        (25,221)
                                                ----------      --------      ---------

Cash flow from investing activities:

Acquisition of property, plant and equipment      (371,474)      (95,350)      (133,104)
Deposits                                                         (10,000)
Restricted cash                                       (897)       59,792         70,810
                                                ----------      --------      ---------
  Net cash used in investing activities           (372,371)      (45,558)       (62,294)
                                                ----------      --------      ---------




(continued)



See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                                ----------------


                                                         For the Years Ended April 30,
                                                  ------------------------------------------
                                                    1998           1997               1996
                                                  ---------     -----------        ---------
Cash flows from financing activities:

Principal payments on notes payable               $       0     $         0        $   (943)
Net (increase) decrease in note receivable
  from President                                     76,556         (37,402)        (39,013)
Principal drawn on line of credit                                                   300,000
Principal payments on line of credit               (972,500)     (1,025,000)
                                                  ---------     -----------        --------

Net cash provided by (used in) financing
        activities                                 (895,944)     (1,062,402)        260,044
                                                  ---------     -----------        --------

Net increase (decrease) in cash                      17,489        (111,845)        172,529

Cash and cash equivalents at
        beginning of year                           393,182         505,027         332,498
                                                  ---------     -----------        --------

Cash and cash equivalents at
        end of year                               $ 410,671     $   393,182        $505,027
                                                  =========     ===========        ========

Supplemental cash flow disclosures:

Interest paid                                     $  79,672     $   192,482        $246,970
                                                  =========     ===========        ========

Income taxes paid                                 $ 111,141     $   111,490        $172,355
                                                  =========     ===========        ========






See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -------------

1.  Summary of Significant Accounting Policies:
    -------------------------------------------

General:
--------

The Company manufactures and sells recreational vehicles which are distributed by independent dealers located throughout the United States but concentrated in the western and southwestern portions of the United States.

Consolidation:
--------------

The consolidated financial statements include the accounts of Alfa Leisure, Inc. and its inactive, wholly owned subsidiary Brougham International, Inc., collectively the "Company".

Accounting Periods:
-------------------

The Company's fiscal year ends on the Sunday in April falling between the 17th and the 23rd. Fiscal 1998 ended on April 19, 1998, fiscal 1997 ended April 20, 1997 and fiscal 1996 ended on April 21, 1996. While the financial statements reflect operations of the Company as of and for the periods ending on those dates, they have been presented as if the Company's fiscal year ends on April 30 of each year to simplify the presentation.

Cash Equivalents and Restricted Cash:
-------------------------------------

Cash equivalents are highly liquid investments that are readily convertible into known amounts of cash and have maturity's at acquisition of three months or less.

Restricted cash balances consist of funds held as collateral for the Company to be bonded, as required by various state agencies for licensing procedures. For purposes of the statements of cash flows, these amounts are not considered cash equivalents.

Inventories:
------------

Inventories are stated at the lower of cost (determined using the first-in, first out method), or market.

Property, Plant and Equipment:
------------------------------

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the assets which range from five to forty years. Leasehold improvements are amortized over the lives of the respective leases, or the service lives of the improvements, whichever is shorter. Accelerated and straight-line methods of depreciation are used for both financial reporting and income tax reporting purposes. Upon sale or disposition of assets, any gain or loss is included in the statement of operations.

                               ALFA LEISURE, INC.

                                  -------------

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, the related asset would be written down to its estimated value.

Normal repairs and maintenance are charged to expense as incurred whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

Net Income per Share:
---------------------

During fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to shareholders of beneficial interest by the weighted average number of shares outstanding for the period. The statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of SFAS No. 128 did not have an effect on the Company's financial statements. In addition, it is not necessary to restate prior periods presented. Fully diluted earnings per common share does not differ from that presented.

Income Taxes:
-------------

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

Advertising Expenses:
---------------------

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 1998, 1997 and 1996 were $123,788, $86,762 and $95,773 respectively.

Research and Development Costs:
-------------------------------

Research and development costs are expensed when incurred. Research and development costs for the years ended April 30, 1998, 1997 and 1996 were $290,655, $176,760 and $166,046 respectively.

Management Estimates:
---------------------

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

                               ALFA LEISURE, INC.

                                  -------------

Fair Value of Financial Instruments:
------------------------------------

Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures about Fair Market Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and impose on the other entity the obligation to deliver cash or other financial instruments to the first entity. Cash, restricted cash, accounts receivable and accounts payable are carried at the approximate fair value because of the short maturities of these instruments. Management estimates that the fair value of the line of credit approximates carrying value based upon the Company's effective borrowing rate for issuance of debt with similar terms.

Concentration of Credit Risk:
-----------------------------

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is generally diversified due to the number of entities composing the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers for potential credit loss exposure.

2.  Inventories:
    ------------

Inventories are stated as follows:

                                                                April 30,
                                                        --------------------------
                                                           1998            1997
                                                        ----------      ----------
Raw materials                                           $  869,762      $  691,976
Work in process                                            514,728         558,326
Finished products                                           31,304          49,339
                                                        ----------      ----------

    Total inventories                                   $1,415,794      $1,299,641
                                                        ==========      ==========

                               ALFA LEISURE, INC.

                                  -------------

3.  Property, Plant and Equipment:
    ------------------------------

The major classes of property, plant and equipment are as follows:


                                       Useful
                                       Lives                       April 30,
                                    ------------        -----------------------------
                                                           1998               1997
                                                        -----------       -----------
Land                                                    $   332,262       $   332,262
Buildings                             28 years              895,097           895,097
Machinery and equipment             2 to 7 years          1,019,523           802,920
Transportation equipment              5 years               242,608           189,055
Furniture and office equipment      3 to 5 years            377,012           299,323
Leasehold improvements              5 to 7 years            237,460           213,832
                                                        -----------       -----------

                                                          3,103,962         2,732,489
Less:  Accumulated depreciation and
          amortization                                   (1,803,555)       (1,629,335)
                                                        -----------       -----------

Net property, plant and equipment                       $ 1,300,407       $ 1,103,154
                                                        ===========       ===========


The Company has a manufacturing facility in Benton, Louisiana which the Company is not currently using. The net book value of these premises is $350,530 and $364,551 at April 30, 1998 and 1997 respectively. This facility was leased to a tenant beginning April 1, 1995 for five years at $4,100 per month.

A parcel of land held by the Company with a book value of $332,262 has been pledged as collateral for a personal borrowing of the Company's President of $184,000.

4.  Line of Credit:
    ---------------

In April 1992, the Company entered into a line of credit agreement with Merlin Financial, Inc. set at a maximum amount of $2,000,000, of which $0 and $972,500 were outstanding at April 30, 1998 and 1997 respectively. Interest is at Bank of America's prime rate plus 1%, a rate of 9.5% for both April 30, 1998 and 1997.

In January 1998 the Company opened a line of credit set at $1,000,000 with Wells Fargo Bank. The line of credit bears interest at Wells Fargo Bank's prime rate plus 1%. Interest is payable monthly. The Company will draw against the Merlin Financial, Inc. line of credit only after the Wells Fargo Bank line of credit is fully used. There were no amounts outstanding at April 30, 1998.

Substantially all the assets of the Company are pledged as collateral for the line of credit, first to Wells Fargo Bank, and secondly to Merlin Financial, Inc.

                               ALFA LEISURE, INC.

                                  -------------

5.  Income Taxes:
    -------------

The components of the provision for income taxes are as follows:

                                                     For the Years Ended April 30,
                                               ----------------------------------------
                                                 1998           1997             1996
                                               --------       --------        ---------
Current:
  State                                        $ 99,086       $117,906        $  18,023
  Federal                                        12,701             -0-           1,863

Deferred:
  State                                           1,230         14,736          (52,069)
  Federal                                        52,325        (23,610)        (488,201)
                                               --------       --------        ---------
      Totals                                   $165,342       $109,032        $(520,384)
                                               ========       ========        =========

The reconciliation of the effective tax rates and U. S. Statutory tax rates are as follows:


                                                       For the Years Ended April 30,
                                               -------------------------------------------
                                                 1998              1997            1996
                                               ---------         ---------       ---------
Tax provision at statutory rate                $ 513,390         $ 149,116       $  49,059
Decrease in the valuation allowance             (370,000)         (129,996)       (546,973)
State taxes, net of federal benefit               66,209            87,544         (22,470)
Other                                            (44,257)            2,368              -0-
                                               ---------         ---------       ---------
                                               $ 165,342         $ 109,032       $(520,384)
                                               =========         =========       =========

The net operating loss carryforward for federal income tax purposes at April 30, 1998 was approximately $549,000. This carryforward expires in various years from 1999 through 2008. There was no state net operating loss carryforward at April 30, 1998.

As of April 30, 1998, the Company had approximately $49,471 of available tax credit carryforwards comprised of investment tax credits of $3,022 and alternative minimum tax credits of $46,449. The investment tax credit carryforwards expire in fiscal year 1999. The alternative minimum tax credits have an indefinite carryforward period. In addition, the Company had approximately $80,413 of federal charitable contribution carryforwards expiring in fiscal years from 2000 to 2001.

                               ALFA LEISURE, INC.

                                  -------------


The components of the net deferred tax asset are as follows:


                                             For the Years Ended April 30,
                                             -----------------------------
                                               1998                1997
                                             --------            ---------
Net operating loss carryforwards             $186,490            $ 622,447
Depreciation                                  111,460              118,353
State taxes                                   (16,901)             (17,319)
Accrued liabilities                           116,430              115,259
Charitable contributions                       27,340               29,020
Tax credits                                    49,471               30,089
Valuation allowance                                -0-            (370,004)
Deferred income                                 3,551                3,551
                                             --------            ---------
                                             $477,841            $ 531,396
                                             ========            =========


6.  Commitments and Contingencies:
    ------------------------------

    Operating Leases:
    -----------------

The Company leases its manufacturing facilities and executive offices under agreements classified as operating leases. The leases require fixed monthly payments. One of the Company's manufacturing facilities is leased for $12,932 per month from a Corporation owned by the Company's President. The Company entered into this five year operating lease effective February 1, 1997 and is obligated under its terms through January 31, 2002. A second lease was renewed, with an unrelated party, on another of the Company's facilities effective March 1, 1997 at an annual lease rate of $42,000. This lease expires June 1, 2001. A third lease was entered into, with an unrelated party, on another of the Company's facilities effective March 1, 1998 at an annual lease rate of $43,500. This lease expires February 28, 2001. Future minimum lease payments on these leases at April 30, 1998 are as follows:


        Year ended April 30,
        --------------------
               1999                                $240,684
               2000                                 240,684
               2001                                 233,434
               2002                                 119,888
                                                   --------
                                                   $834,690
                                                   ========

Rent expense for the years ended April 30, 1998, 1997 and 1996 was $207,429, $195,576 and $185,724 respectively of which $155,184, $156,780 and $143,724 respectively, was paid to the Company's President.

                               ALFA LEISURE, INC.

                                  -------------

Financing Arrangements:
-----------------------

The Company is contingently liable under the terms of the repurchase agreements established with financing institutions to provide inventory financing for dealers of the Company's products. The maximum exposure related to repurchase agreements was approximately $9.1 million and $8.7 million at April 30, 1998 and 1997, respectively. The risk of loss under these agreements is spread over many dealers and financing institutions and is reduced by the resale value of any products that may be repurchased. The Company has historically experienced no significant losses under these agreements.

Warranty Reserve:
-----------------

The Company provides a warranty against defects in materials and workmanship for one year following the date of sale. Estimated costs of product warranties relating to sales during the year have been accrued and charged to operations during the year the products were sold. The Company has included $212,678 and $213,201 of accrued warranty costs in accrued expenses at April 30, 1998 and 1997, respectively.

Litigation:
-----------

The Company is involved in several routine litigation matters incidental to its business. Such litigation matters, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position or the results of operations of the Company.

Employment Agreement:
---------------------

The Company has an annual employment agreement with its President that expires on December 31, 1998. The agreement automatically extends for additional annual periods unless canceled by either party before October 31. The agreement provides for a fixed annual salary subject to an annual cost of living adjustment. Such salary amounted to $248,428, $253,332 and $226,404 in the fiscal years ended April 30, 1998, 1997 and 1996, respectively.

In addition, the agreement provides for a bonus in an amount equal to 10 % of pretax income before accrual for amounts to be paid by the Company under its management bonus plan. The agreement also provides for the right of the Company's President to purchase each year up to two travel trailers manufactured by the Company for an amount equal to the Company's cost. One trailer was purchased in fiscal 1998, and no trailers were purchased in fiscal 1997 and 1996.

Under a bonus program for salaried employees, which includes the President, bonus expense was recognized in the amounts of $587,221, $241,459 and $235,315, in fiscal 1998, 1997 and 1996, respectively.

7.  Stock Options:
    --------------

A total of 300,000 shares are reserved for issuance under the Company's incentive stock option plan for employees and directors. No options were issued or outstanding nor had any been exercised during the fiscal years ended April 30, 1998, 1997 or 1996. In May 1998 115,000 options were issued to employees and directors. These options vest 20% per year over five years, and expire in May 2008. The options have an exercise price of $.50 per share.

                               ALFA LEISURE, INC.

8.  Note Receivable from President
    ------------------------------

At April 30, 1998 and 1997, the Company had a note receivable and additional advances due from its President and major stockholder amounting to $363,236 and $439,792 respectively. The note and additional advances bear interest at 9%. Such advances have been classified as a contra-equity item on the April 30, 1998 and 1997 consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 16, 1997, the board of Directors of the Company determined that the firm of Coopers & Lybrand L.L.P. would be dismissed as the Company's principal accountant and would not be engaged to conduct the audit of the company's financial statements for the fiscal year ended April 30, 1997.

        Coopers & Lybrand L.L.P.'s report on the financial statements of the Company for the past two years did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principals. There were no disagreements between the Company and Coopers & Lybrand L.L.P. during the past two years and subsequent interim period preceding such dismissal on any matter of accounting principals or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of July 15, 1998 are as follows:

NAME                  AGE      DIRECTOR SINCE             POSITION(S) HELD
----                  ---      --------------             ----------------
Johnnie R. Crean       48          1986            Chairman of the Board and President

Carol Smith            58          1986            Secretary and Director

Robert A. Rudolph      65          1986            Director

Timothy P. Igo         50                          Vice President Engineering

Mark Schwartz          48                          Vice President Finance and
                                                   Chief Financial Officer

Stephen Wishek         41                          Vice President & General Manager

        JOHNNIE R. CREAN has been Chairman of the Board, President and a director of the company since December 29, 1986. Mr. Crean founded Alfa Leisure, Inc., a California Corporation ("Alfa-California") in March 1975 and served as President and a director of Alfa-California from that time until its merger into the Company on December 29, 1986. Mr. Crean also served as President and a director of Alfa Leisure of Louisiana, Inc., a California corporation ("Alfa-Louisiana"), from its organization in October 1985 to the time of its merger into the Company on December 29, 1986, and as a general partner of Alfa-Louisiana's predecessor, Alfa Louisiana, Ltd., a California limited partnership, from September 1983 until October 1985. Prior to their merger into the Company, Alfa-California and Alfa Louisiana, and its predecessors were engaged in the manufacture and sale of recreational vehicles.

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

        ROBERT A. RUDOLPH has served as a director of the Company since December 29, 1986. Mr. Rudolph was the owner and President of Bates Industries, Inc., a privately-held manufacturer and retailer of custom motorcycle apparel from 1962 through 1996 at which time the company was sold. Prior thereto, Mr. Rudolph was a certified public accountant with Arthur Andersen & Co. Mr. Rudolph presently manages several private investment ventures.

        TIMOTHY P. IGO has been the Vice President Engineering of the Company since 1986. Mr. Igo was previously employed in various capacities by Alfa Leisure, Inc., a California corporation ("Alfa-California") from 1973 until December 29, 1986, when Alfa California was merged into the Company. From June 1981 to April 1984, Mr. Igo served as Secretary, Treasurer and a director of Alfa-California, and as Vice President and a director from April 1984 to December 1986.

        MARK SCHWARTZ has been the Vice President Finance of the Company since October 1997. Mr. Schwartz has over 20 years experience in chief financial officer positions with various companies. Prior to joining the Company Mr. Schwartz was Vice President Finance for Brice Manufacturing, an aerospace manufacturer, from April 1991 to July 1997.

        STEPHEN WISHEK has been the Vice President & General Manager of the Company since August 1997. Mr. Wishek has been in manufacturing management since 1975. Prior to joining the Company Mr. Wishek was Vice President of Manufacturing for American Kleaner Manufacturing Company, Inc., a division of Karcher, from April 1979 to August 1997.

        Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified. The Board of Directors has no standing audit, compensation or nominating committees or any other committees serving similar functions. All officers serve at the discretion of the Board of Directors.

        Mark Schwartz and Stephen Wishek failed to timely file Form 3 and Form 5 following their election as officers of the Company. Each of these persons subsequently filed the required form.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Cash Compensation Table
-------------------------------

        The following table sets forth the compensation (cash and non cash) for the Chief Executive Officer and all the executive officers who earned in excess of $100,000 per annum during any of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                             ANNUAL COMPENSATION               AWARDS                PAYOUTS
                             -------------------               ------                -------
                                                 OTHER
                                                 ANNUAL              SECURITIES            ALL
                                                 COMPE-  RESTRICTED  UNDERLYING            OTHER
     NAME AND          FISCAL   SALARY    BONUS  NSATION STOCK       STOCK       LTIP      COMPE-
PRINCIPAL POSITION     YEAR      ($)       ($)           AWARDS      OPTIONS     PAYOUTS   NSATION
                                                         ($)         (#)         ($)
-------------------    ------  -------- -------- ------- --------    ---------   -------   -------
Johnnie R. Crean        1998   $248,428 $209,719    -        -           -          -         -
  Chairman of the       1997   $253,332 $110,065    -        -           -          -         -
  Board and President   1996   $226,404 $ 74,985    -        -           -          -         -

Salary amounts include retroactive cost of living increases.

1997 Stock Option Plan
----------------------

        On February 18, 1997, the Board of Directors of the Company adopted, the Alfa Leisure, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan reserved 300,000 shares of the Company's common stock for issuance pursuant to the 1997 Plan.

Option Grants
-------------

        There were no options granted during fiscal 1997 or fiscal 1998. In May 1998 115,000 options were granted to employees and directors.

Option Exercise and Fiscal Year-End Values
------------------------------------------

        There were no options held or exercised during fiscal 1998.

Compensation of Directors
-------------------------

        Directors, other than Johnnie R. Crean, receive compensation of $500 for each meeting of the Board of Directors which they attend.

Employment Agreement
--------------------

        Mr. Crean is employed as President of the Company pursuant to an employment agreement entered into as of December 1,1986 (the "Employment Agreement"). The Employment Agreement renews automatically for successive twelve-month periods unless terminated by either party by the prior October 31. The Employment Agreement provides for a base salary of $180,000 per year, subject to annual cost of living adjustments. The current adjusted annual base salary is approximately $237,000. Mr. Crean is also entitled to a quarterly cash bonus in an amount equal to 10% of pre-tax income of the Company. In addition, Mr. Crean is entitled under his Employment Agreement to purchase up to two travel trailers manufactured by the Company each fiscal year for an amount equal to the Company's manufacturing cost. Mr. Crean did not purchase travel trailers from the Company during the fiscal years ended April 30, 1997 or 1996. He purchased one trailer in fiscal year ended April 30, 1998.

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

        Stock Options. The Company grants stock options to its management employees. Because the amount of compensation which will be realized from these options is directly related to the price of the Company's stock, this form of compensation should be related to the performance of the Company and the results of its operations.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, as of July 15, 1998, with respect to the ownership of the Company's common stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director; (iii) by each nominee for director; and
(iv) by all officers and directors of the Company as a group.


        Name and Address of           Amount and Nature of           Percent
        Beneficial Owner (1)          Beneficial Ownership (2)      of Class (3)
        --------------------          ------------------------      -----------
        Johnnie R. Crean                     2,325,608 (4)             76.3%

        Carol Smith                              9,600 (5)              0.3%

        Robert A. Rudolph                        8,364                  0.3%

        Timothy J. Igo                           2,400 (6)              0.0%

        All directors and
        officers as a group
        (five persons)                       2,345,972                 76.9%


(1) The address of each named person, other than Robert A. Rudolph, is 5163 "G" street Chino, California 91710. Mr. Rudolph's address is 303 East Bixby Road, Long Beach, California 90807.

(2) Unless otherwise indicated, each person has sole voting and investment power over the common stock shown as beneficially owned, subject to community property laws where applicable and the information contained in footnotes to this table.

(3)     Based on 3,048,137 shares of common stock issued and outstanding.

(4) Includes 2,282,408 shares held in a living trust, over which Mr. Crean has sole voting and investment power, and includes 43,200 shares held by trusts for the benefit of the children of Mr. Crean of which Mr. Crean is co-trustee.

(5) Ms. Smith shares investment power over 9,600 shares with her adult daughter.

(6)     Mr. Igo shares investment power of 2,400 shares with his former spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company leases its manufacturing facilities and executive offices from Hercules Land Holding, Inc., a California corporation of which Mr. Crean is the sole shareholder. The Company pays monthly rent of $12,932 pursuant to a five (5) year lease with three (3) options to extend for three (3) years each. The lease provides the Company with the option to acquire the property and facilities at any time during the lease term at the market value as determined by appraisal by an MAI certified appraiser. Based on an informal market survey, the Company believes that the monthly rental rate for the property and facilities is consistent with local market rates. Prior to the acquisition of the property and facilities by Hercules Land Holding, Inc., Mr. Crean had leased the property and facilities for $8,324 per month pursuant to a December 19, 1980 lease and subleased the property to the Company. During the fiscal years ended April 30, 1998 and 1997, the Company paid lease payments of $12,932 and $11,977 per month respectively, to Mr. Crean and his affiliate.

        Mr. Crean borrows money from and repays money to the Company from time to time. During the fiscal years ended April 30, 1998, 1997 and 1996 the largest amounts of money which Mr. Crean owed to the Company on any one date were $595,304, $439,792 and $402,390 respectively. Mr. Crean pays interest at the rate of nine percent (9%) per annum on the amount of money which is owed to the Company. It is anticipated that the amount of Mr. Crean's indebtedness to the Company will fluctuate during fiscal year 1999.

        The Company has collateralized Mr. Crean's personal indebtedness of $184,000 to a third party lender with a deed of trust on a 1.4 acre lot which is used as the parking lot for the Company's Chino, California manufacturing facility. Mr. Crean transferred this property to the Company in 1989 subject to the existing debt which was structured on an interest only basis.

        Mr. Crean has personally guaranteed the Company's line of credit with Merlin Financial, Inc.


ITEM 13.    EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    Financial Statements

        The following financial statements are being filed as a part of this Annual Report on Form 10-K:

               Independent Auditors' Report

               Report of Independent Accountants

               Balance Sheets as of April 30, 1998 and 1997

               Statements of Operation for the years ended April 30, 1998, 1997 and 1996

               Statements of Stockholders' Equity for the years ended April 30, 1998, 1997 and 1996

               Statements of Cash Flows for the years ended
               April 30, 1998, 1997 and 1996

               Notes to Financial Statements

               Financial Statement Schedules
               -----------------------------

               Not applicable.

               Exhibits
               --------

               3.1 Restated Articles of Incorporation as filed with the Secretary of State for the State of Texas on July 22, 1976 and amended on January 14, 1997 and March 28, 1978, incorporated by reference from the Company's Annual report on Form 10-K for its fiscal year ended April 30, 1997, Exhibit 3.1.

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

               4.5 1997 Stock Option Plan incorporated by reference from the Company's Definitive Proxy Statement dated March 4, 1997, Appendix I.

               10.05 Agreement and Plan of Reorganization dated December 30, 1985 between and among the Company, Alfa Leisure, Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from the Company's Report on Form 8-K dated December 29, 1986, Exhibit 10.05

               10.06 Agreement of Merger dated December 26, 1986 between and among the Company, Alfa Leisure, Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from the Company's Report on Form 8-K dated December 29, 1986, Exhibit 10.06.

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

               16.1 Letter from Coopers & Lybrand LL.P to Alfa Leisure, Inc. concurring in disclosure re: change in certifying accountant, incorporated by reference from the Company's current report on Form BSUA dated April 16, 1997,
                        Exhibit 16.1.

               21 Brougham International, Inc. is the Company's only subsidiary.

               27       Financial Data Schedule.


        (b)   Reports on Form 8-K.
              --------------------

              Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.

Dated: July 17, 1998                        ALFA LEISURE, INC.

                                            By: /s/ JOHNNIE R. CREAN
                                                --------------------------------
                                                Johnnie R. Crean, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

July 17, 1998

/s/ JOHNNIE R. CREAN                               July 17, 1998
------------------------------------
Johnnie R. Crean, Chairman of the
Board and President

/s/ CAROL SMITH                                    July 17, 1998
------------------------------------
Carol Smith, Director

/s/ ROBERT A. RUDOLPH                              July 17, 1998
------------------------------------
Robert A. Rudolph, Director

/s/ MARK SCHWARTZ                                  July 17, 1998
------------------------------------
Mark Schwartz, Vice President
Finance
[Principal Financial Officer and
Principal Accounting Officer]

                                 EXHIBIT INDEX

             Exhibit
               No.                 Description
             -------               -----------

               3.1 Restated Articles of Incorporation as filed with the Secretary of State for the State of Texas on July 22, 1976 and amended on January 14, 1997 and March 28, 1978, incorporated by reference from the Company's Annual report on Form 10-K for its fiscal year ended April 30, 1997, Exhibit 3.1.

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

               4.5 1997 Stock Option Plan incorporated by reference from the Company's Definitive Proxy Statement dated March 4, 1997, Appendix I.

               10.05 Agreement and Plan of Reorganization dated December 30, 1985 between and among the Company, Alfa Leisure, Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from the Company's Report on Form 8-K dated December 29, 1986, Exhibit 10.05

               10.06 Agreement of Merger dated December 26, 1986 between and among the Company, Alfa Leisure, Inc., a California corporation, and Alfa Leisure of Louisiana, Inc., a California corporation, incorporated by reference from the Company's Report on Form 8-K dated December 29, 1986, Exhibit 10.06.

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

               16.1 Letter from Coopers & Lybrand LL.P to Alfa Leisure, Inc. concurring in disclosure re: change in certifying accountant, incorporated by reference from the Company's current report on Form BSUA dated April 16, 1997,
                        Exhibit 16.1.

               21 Brougham International, Inc. is the Company's only subsidiary.

               27       Financial Data Schedule.