Form 10-Q
period 1998-07-31
ALFA LEISURE INC
filed 1998-08-26
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


        For the quarter ended:                  Commission file number:
             July 31, 1998                              0-8624
           ------------------                          --------

                                ALFA LEISURE, INC
                               -------------------
             (Exact name of registrant as specified in its charter)

                   TEXAS                                 75-1309458
                  -------                               ------------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)            identification number)

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1998 was:

               Common Stock, without par value - 3,048,137 shares

                               ALFA LEISURE, INC.
                          -----------------------------
                                      Index
                                     -------

PART I.        FINANCIAL INFORMATION                                        Page
-------        ---------------------                                        ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               as of July 31, 1998 and April 30, 1998                         3

               Condensed Consolidated Statements of Income
               for the Three Months Ended July 31, 1998 and 1997              4

               Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended July 31, 1998 and 1997             5

               Notes to Condensed consolidated Financial Statements           6

Item 2         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 7

PART II.       OTHER INFORMATION                                              9
-------        -----------------

                Signature Page                                               10

                               ALFA LEISURE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                          ASSETS
                          ------

                                                       July 31,           April 30,
                                                      (Unaudited)
                                                      ---1998----         ---1998---
Current Assets:
     Cash and cash equivalents                        $         0         $   410,671
     Restricted cash                                      150,247             150,247
     Accounts receivable                                  692,414           1,614,276
     Inventories(Note 2)                                1,442,290           1,415,794
     Prepaid expenses and other current assets             29,535             139,623
     Deferred tax asset                                     7,438               7,438
                                                      -----------         -----------
     Total Current Assets                               2,321,924           3,738,049

Property, plant and equipment, net                      1,520,355           1,300,407
Other assets and deposits                                  55,064              50,064
Deferred tax asset                                        470,403             470,403
                                                      -----------         -----------
Total Assets                                          $ 4,367,746         $ 5,558,923
                                                      ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
     Bank overdraft                                   $    17,201         $         0
     Accounts payable                                   1,162,837           1,271,896
     Accrued expenses                                     119,172             596,805
     Accrued compensation                                 257,455             586,028
                                                      -----------         -----------
     Total Current Liabilities                          1,556,665           2,454,729

Deferred income                                             8,200               8,200
                                                      -----------         -----------
Total Liabilities                                       1,564,865           2,462,929
                                                      -----------         -----------

Stockholders' equity:
   Common stock, no par value; authorized
     30,000,000 shares, issued and
     outstanding 3,048,137 shares                          62,000              62,000
Note receivable from President                           (559,236)           (363,236)
Retained earnings                                       3,300,117           3,397,230
                                                      -----------         -----------
Total Stockholders' Equity                              2,802,881           3,095,994
                                                      -----------         -----------
Total Liabilities and Stockholder's Equity            $ 4,367,746         $ 5,558,923
                                                      ===========         ===========

   See accompanying notes to the condensed consolidated financial statements.

                                ALFA LEISURE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months
                                                     Ended July 31,

                                             ----1998---         ---1997---
Sales                                        $ 8,024,182         $ 6,737,816

Cost of Sales                                  7,475,548           6,023,428
                                             -----------         -----------
Gross Profit                                     548,634             714,388

Operating Expenses:
     Selling, General/Admin                      710,258             600,185
     Interest expense                                501              26,793
                                             -----------         -----------
                                                 710,759             626,978

Income (loss) before income taxes               (162,125)             87,410

Provision for income taxes                       (65,012)             35,085
                                             -----------         -----------
Net Income (loss)                            $   (97,113)        $    52,325
                                             ===========         ===========
Net Income (loss) per share - basic
      and diluted                            $      (.03)        $       .02
                                             ===========         ===========

Weighted average shares outstanding -
      basic and diluted                        3,048,137           3,048,137

   See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended July 31,
                                                                             1998            1997
                                                                           ---------       ---------
Cash flows from operating activities:

    Net income (loss)                                                      $ (97,113)      $  52,325

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                            58,675          37,782

Changes in operating assets and Liabilities:

     Accounts receivable                                                     921,862         607,664
     Inventories                                                             (26,496)       (289,547)
     Prepaid expense                                                         110,088            (766)
     Accounts payable                                                       (109,059)       (456,292)
     Accrued compensation                                                   (328,573)       (116,671)
     Accrued expenses                                                       (477,633)         73,406
                                                                           ---------       ---------

     Net cash provided by (used in) operating activities                      51,751         (92,099)
                                                                           ---------       ---------
Cash flows from investing activities:

     Changes in other assets                                                  (5,000)              0
     Changes in restricted cash                                                    0        (170,332)
     Acquisition of PP&E                                                    (278,623)        (76,375)
                                                                           ---------       ---------
       Net cash used in investing activities                                (283,623)       (246,707)
                                                                           ---------       ---------
Cash flows from financing activities:

       Increase in bank overdraft                                             17,201               0
       Net advances to president                                            (196,000)         11,488
       Principal payments on credit line                                           0               0
                                                                           ---------       ---------
       Net cash provided by (used in) financing activities                  (178,799)         11,488
                                                                           ---------       ---------
Net decrease in cash                                                        (410,671)       (327,318)

Cash at beginning of period                                                  410,671         393,182
                                                                           ---------       ---------
Cash at end of period                                                      $       0       $  65,864
                                                                           =========       =========
Supplemental cash flow disclosures:

     Interest paid                                                         $     501       $  26,793
     Income taxes paid                                                        78,000               0


   See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998

1.   Basis Of Presentation

     The accompanying Condensed Consolidated Balance Sheets of ALFA LEISURE, INC. ("Registrant") at July 31, 1998 and April 30, 1998, Condensed Consolidated Statements of Income and Cash Flows for the three month periods ended July 31, 1998 and July 31, 1997 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the three month period ended July 31, 1998 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1998 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

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


2.   Inventories

     Inventories are summarized as follows:

                                       July 31, 1998            April 30, 1998
                                       -------------            --------------
     Raw materials                      $  867,836                $  869,762
     Work in process                       487,882                   514,728
     Finished products                      86,572                    31,304
                                        ----------                ----------
                                        $1,442,290                $1,415,794
                                        ==========                ==========

                                ALFA LEISURE INC.
                                  July 31,1998

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   AND RESULTS OF OPERATIONS

     Results of Operation
     --------------------

     Sales increased 19.1% for the three months ended July 31, 1998 compared to the same period of the previous year. This increase is attributable to an increase in units shipped, as well as an increase in 1999 model prices compared to 1998 model prices.

     Cost of sales, expressed as a percentage of sales, was 93.2% in the three months ended July 31, 1998 and 89.4% in the same period of the prior year. The 3.8% increase in fiscal year 1999 over fiscal year 1998 is broken down between ongoing operations of .2% and a one time plant improvement investment of 3.6% of sales. In July 1998 a three week plant shutdown was scheduled. During this shutdown a plant improvement plan was implemented. This included facility maintenance and the re-tooling of the main production line to improve production efficiency, improve worker safety and increase production capacity. The cost of this work totaled approximately $480,000. Approximately $195,000 in machinery and equipment was capitalized and $285,000 in facility re-layout and clean up was expensed. These changes should result in improved efficiencies and increased production capacity in future periods.

     Selling, General and Administrative expenses, expressed as a percentage of sales, was 8.9% in the three months ended July 31, 1998 and 1997.

     Liquidity and Capital Resources
     -------------------------------

      Cash decreased $410,671 during the three months ended July 31, 1998. This was due primarily to the three week plant shutdown and improvement project.

      The Company runs a zero balance checking account. Funds are borrowed or invested daily for cash flow purposes. This will result in a daily bank overdraft as seen in the balance sheet.

     Capital expenditures during fiscal 1999 are expected to be primarily for routine periodic replacement of existing plant and equipment. The Company believes that it has sufficient available capacity to meet the demand for its products in the foreseeable future. The Company meets its needs for working capital and capital expenditures with internally generated funds and from the lines of credit. The Company has been able to take discounts on trade payables as a result of the Company's lines of credit and favorable credit terms with its vendors.

     The Company is confident of overall profitability in fiscal 1999 as a result of dealer and consumer acceptance of the improved 1999 product lines, resulting in strong sales activity. The Company currently has no significant commitments for cash expenditures other than normal operations and debt service during 1999.

     Year 2000 Plan
     --------------

    The Company is working to resolve the potential impact of the year 2000 on its business processes and the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company began its risk assessment in fiscal 1998. The Company plans to convert to a new operating and applications computer system prior to year 2000. Any new system chosen will be year 2000 compliant. In the event that a new system is not procured or implemented prior to year 2000, the Company will make the required changes to its existing system to make it compliant. The Company believes the cost of addressing this issue will not have a material adverse impact on the Company's financial position. The Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

                 No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                    ALFA LEISURE, INC.
                    a Texas Corporation




Dated:   August 26, 1998


BY  JOHNNIE R. CREAN
    ----------------
Johnnie R. Crean
President

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule