Form 10-Q
period 1998-10-31
ALFA LEISURE INC
filed 1998-12-01
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


        For the quarter ended:                  Commission file number:
           October 31, 1998                              0-8624
           ------------------                            ------

                                ALFA LEISURE, INC
                               -------------------
             (Exact name of registrant as specified in its charter)

                TEXAS                                  75-1309458
                -----                                  ----------
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                YES   X    NO
                     ---        ---

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1998 was:

     Common Stock, without par value - 3,048,137 shares

                               ALFA LEISURE, INC.
                               ------------------
                                      Index
                                      -----


PART I.     FINANCIAL INFORMATION                                              Page
-------     ---------------------                                              ----
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                                3
            as of October 31, 1998 (Unaudited) and April 30, 1998

            Unaudited Condensed Consolidated Statements of                       4
            Income for the Three and Six Months Ended
            October 31, 1998 and 1997

            Unaudited Condensed Consolidated Statements of                       5
            Cash Flows for the Six Months Ended
            October 31, 1998 and 1997

            Notes to Unaudited Condensed Consolidated Financial                  6
            Statements

Item 2      Management's Discussion and Analysis of                              7
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                                    8
--------    -----------------

            Signature Page                                                       9


                               ALFA LEISURE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS
                             ------


                                                                 October 31,     April 30,
                                                                 (Unaudited)
                                                                 ---1998---     ---1998---
Current Assets:
     Cash and cash equivalents                                   $        0     $  410,671
     Restricted cash                                                151,919        150,247
     Accounts receivable                                          2,410,157      1,614,276
     Inventories(Note 2)                                          1,647,053      1,415,794
     Prepaid expenses and other current assets                       47,185        139,623
     Deferred tax asset                                               7,438          7,438
                                                                 ----------     ----------
     Total Current Assets                                         4,263,752      3,738,049

Property, plant and equipment, net                                1,593,600      1,300,407
Other assets and deposits                                            44,430         50,064
Deferred tax asset                                                  470,403        470,403
                                                                 ----------     ----------
Total Assets                                                     $6,372,185     $5,558,923
                                                                 ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Bank overdraft                                              $  668,386     $        0
     Accounts payable                                             1,310,899      1,271,896
     Accrued expenses                                               805,658        596,805
     Accrued compensation                                           496,420        586,028
                                                                 ----------     ----------
     Total Current Liabilities                                    3,281,363      2,454,729

Deferred income                                                       8,200          8,200
                                                                 ----------     ----------
Total Liabilities                                                 3,289,563      2,462,929
                                                                 ----------     ----------

Stockholders' equity:
   Common stock, no par value; authorized
     30,000,000 shares, issued and
     outstanding 3,048,137 shares                                    62,000         62,000
Note receivable from President                                     (570,290)      (363,236)
Retained earnings                                                 3,590,912      3,397,230
                                                                 ----------     ----------
Total Stockholders' Equity                                        3,082,622      3,095,994
                                                                 ----------     ----------
Total Liabilities and Stockholder's Equity                       $6,372,185     $5,558,923
                                                                 ==========     ==========


   See accompanying notes to the condensed consolidated financial statements.

                                ALFA LEISURE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                       Three Months                  Six Months
                                     Ended October 31,            Ended October 31,

                                  ---1998---    ---1997---    ---1998---     ---1997---
Sales                            $10,142,106    $9,396,382   $18,166,288    $16,134,198

Cost of Sales                      8,839,738     8,226,187    16,315,286     14,249,615
                                 -----------    ----------   -----------    -----------
Gross Profit                       1,302,368     1,170,195     1,851,002      1,884,583

Operating Expenses:
     Selling, General/Admin.         816,899       788,741     1,527,157      1,388,926
     Interest expense                      0        23,881           501         50,674
                                 -----------    ----------   -----------    -----------
                                     816,899       812,622     1,527,658      1,439,600

Income before income taxes           485,469       357,573       323,344        444,983

Provision for income taxes           194,673       112,761       129,661        147,846
                                 -----------    ----------   -----------    -----------
Net Income                       $   290,796    $  244,812       193,683        297,137
                                 ===========    ==========   ===========    ===========
Net Income per share - basic
      and diluted                      $ .10          $.08           .06            .10
                                 ===========    ==========   ===========    ===========

Weighted average shares
  outstanding -
      basic and diluted            3,048,137     3,048,137     3,048,137      3,048,137






   See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended October 31,
                                                                      1998            1997
                                                                   ----------       ---------
Cash flows from operating activities:

    Net income                                                      $ 193,683       $ 297,137

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                    118,527          83,222

Changes in operating assets and Liabilities:

     Accounts receivable                                             (795,881)        881,585
     Inventories                                                     (231,259)       (467,997)
     Prepaid expense                                                   92,438          46,268
     Accounts payable                                                  39,003        (529,176)
     Accrued compensation                                             (89,608)         78,992
     Accrued expenses                                                 208,852          31,220
                                                                    ---------       ---------
     Net cash provided by (used in) operating activities             (464,245)        421,251
                                                                    ---------       ---------
Cash flows from investing activities:

     Changes in restricted cash                                        (1,672)       (170,851)
     Acquisition of PP&E                                             (411,720)       (228,120)
                                                                    ---------       ---------
       Net cash used in investing activities                         (413,392)       (398,971)
                                                                    ---------       ---------
Cash flows from financing activities:

     Increase (Decrease) other assets                                   5,634          10,000
       Increase in bank overdraft                                     668,386               0
       Net advances to president                                     (207,054)       (114,712)
                                                                    ---------       ---------
       Net cash provided by (used in) financing activities            466,966        (104,712)
                                                                    ---------       ---------
Net decrease in cash                                                 (410,671)        (82,432)

Cash at beginning of period                                           410,671         393,182
                                                                    ---------       ---------
Cash at end of period                                               $       0       $ 310,750
                                                                    =========       =========
Supplemental cash flow disclosures:
     Interest paid                                                  $     501       $  50,674
     Income taxes paid                                                126,000               0



   See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis Of Presentation

     The accompanying Condensed Consolidated Balance Sheets of ALFA LEISURE, INC. ("Registrant") at October 31, 1998 and April 30, 1998, Condensed Consolidated Statements of Income and Cash Flows for the three month and six month periods ended October 31, 1998 and October 31, 1997 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the three month period ended October 31, 1998 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1998 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

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


2.   Inventories

     Inventories are summarized as follows:

                                       October 31, 1998         April 30, 1998
                                       ----------------         --------------
     Raw materials                        $ 1,070,554            $   869,762
     Work in process                          489,200                514,728
     Finished products                         87,299                 31,304
                                          -----------            -----------
                                          $ 1,647,053            $ 1,415,794
                                          ===========            ===========

                                ALFA LEISURE INC.
                                October 31, 1998


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operation
          --------------------

     Sales increased 7.9% for the three months ended October 31, 1998 compared to the same period of the previous year, and 12.6% for the six months ended October 31, 1998 compared to the same period of the previous year. These increases are attributable to an increase in units shipped.

     Cost of sales, expressed as a percentage of sales, was 87.2% in the three months ended October 31, 1998 and 87.5% in the same period of the prior year. Cost of sales, expressed as a percentage of sales, was 89.8% in the six months ended October 31, 1998 and 88.3% in the same period of the prior year. The increase in fiscal year 1999 over fiscal year 1998 is due to the one time plant improvement investment made in the first quarter of fiscal 1999.

     Selling, General and Administrative expenses, expressed as a percentage of sales, was 8.1% in the three months ended October 31, 1998 and 8.4% in the same period of the prior year. Selling, General and Administrative expenses, expressed as a percentage of sales, was 8.4% in the six months ended October 31, 1998 and 8.6% in the same period of the prior year.

          Liquidity and Capital Resources
          -------------------------------

      Cash decreased $410,671 during the six months ended October 31, 1998. This was due primarily to an increase in accounts receivable. This increase was caused by a larger than usual shipment volume in the last week of the quarter.

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

          Year 2000 Plan
          --------------

    The Company is working to resolve the potential impact of the year 2000 on its business processes and the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company began its risk assessment in fiscal 1998. The Company purchased a new operating and applications computer system in November 1998.

          --------------------------

The new system chosen is year 2000 compliant. The Company plans to implement the new system prior to year 2000. The cost of this implementation should not have a material impact on the Company's financial position. The Company believes that compliance of its customers and vendors will not have a material effect on the Company's operations.

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

                 27.  Financial Data Schedule

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALFA LEISURE, INC.
                                        a Texas Corporation




Dated:   December 1, 1998


                                        BY  JOHNNIE R. CREAN
                                            ---------------------------------
                                            Johnnie R. Crean
                                            President

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
INDEX          DESCRIPTION
-------        -----------

27             Financial Data Schedule