Form 10-Q
period 1999-01-31
ALFA LEISURE INC
filed 1999-02-25
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


         For the quarter ended:                  Commission file number:
            January 31, 1999                             0-8624
            ----------------                             ------

                                ALFA LEISURE, INC
                               -------------------
             (Exact name of registrant as specified in its charter)

                    TEXAS                                 75-1309458
                    -----                                 ----------
       (State or other jurisdiction            (IRS Employer identification
     of incorporation or organization)                      number)

                   13501 "5th" Street, Chino, California 91710
                   -------------------------------------------
                     (Address of principal executive office)

                                 (909) 628-5574
                                 --------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1999 was:

               Common Stock, without par value - 3,048,137 shares

                               ALFA LEISURE, INC.

                                      Index


PART I.     FINANCIAL INFORMATION                                           Page
-------     ---------------------                                           ----

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                              3
            as of January 31, 1999 (Unaudited) and April 30, 1998

            Unaudited Condensed Consolidated Statements of                     4
            Income for the Three and Nine Months Ended
            January 31, 1999 and 1998

            Unaudited Condensed Consolidated Statements of                     5
             Cash Flows for the Nine Months Ended
            January 31, 1999 and 1998

            Notes to Unaudited Condensed Consolidated Financial                6
            Statements

Item 2      Management's Discussion and Analysis of                            7
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                                  8

            Signature Page                                                     9

                               ALFA LEISURE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             January 31,           April 30,
                                                             (Unaudited)
                                                                1999                 1998
                                                                ----                 ----
Current Assets:
     Cash and cash equivalents                               $         0          $   410,671
     Restricted cash                                             122,735              150,247
     Accounts receivable                                       2,020,426            1,614,276
     Inventories (Note 2)                                      1,866,089            1,415,794
     Prepaid expenses and other current assets                    40,675              139,623
     Deferred tax asset                                            7,438                7,438
                                                             -----------          -----------
     Total Current Assets                                      4,057,363            3,738,049

Property, plant and equipment, net                             2,330,551            1,300,407
Other assets and deposits                                         72,977               50,064
Deferred tax asset                                               470,403              470,403
                                                             -----------          -----------
Total Assets                                                 $ 6,931,294          $ 5,558,923
                                                             ===========          ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft                                          $   698,102          $         0
     Accounts payable                                          1,214,937            1,271,896
     Accrued expenses                                            896,747              596,805
     Accrued compensation                                        535,764              586,028
     Note payable to President                                   300,000                    0
     Bank line of credit                                         304,912                    0
                                                             -----------          -----------
     Total Current Liabilities                                 3,950,462            2,454,729

Deferred income                                                    8,200                8,200
                                                             -----------          -----------
Total Liabilities                                              3,958,662            2,462,929
                                                             -----------          -----------
Stockholders' equity:
   Common stock, no par value; authorized
     30,000,000 shares, issued and
     outstanding 3,048,137 shares                                 62,000               62,000
Note receivable from President                                         0             (363,236)
Retained earnings                                              2,910,632            3,397,230
                                                             -----------          -----------
Total Stockholders' Equity                                     2,972,632            3,095,994
                                                             -----------          -----------
Total Liabilities and Stockholder's Equity                   $ 6,931,294          $ 5,558,923
                                                             ===========          ===========

See accompanying notes to the condensed consolidated financial statements

                                ALFA LEISURE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months                     Nine Months
                                                  Ended January 31,                Ended January 31,

                                               1999             1998             1999            1998
                                           -----------      -----------      -----------      -----------
Sales                                      $ 9,583,814      $ 8,748,288      $27,750,102      $24,882,486

Cost of Sales                                8,077,265        7,542,962       24,392,551       21,792,577
                                           -----------      -----------      -----------      -----------
Gross Profit                                 1,506,549        1,205,326        3,357,551        3,089,909

Operating Expenses:
     Selling, General/Admin                    943,239          905,879        2,470,396        2,294,805
     Interest expense                            7,043           26,255            7,544           76,929
                                           -----------      -----------      -----------      -----------
                                               950,282          932,134        2,477,940        2,371,734

Income before income taxes                     556,267          273,192          879,611          718,175

Provision for income taxes                     223,063          140,142          352,724          287,988
                                           -----------      -----------      -----------      -----------
Net Income                                 $   333,204      $   133,050      $   526,887      $   430,187
                                           ===========      ===========      ===========      ===========
Net Income per share - basic
      and diluted                          $       .11      $       .04      $       .17      $       .14
                                           ===========      ===========      ===========      ===========

Weighted average shares outstanding -
      basic and diluted                      3,048,137        3,048,137        3,048,137        3,048,137

See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended January 31,
                                                                               1999              1998
                                                                           -----------       -----------
Cash flows from operating activities:

    Net income                                                             $   526,887       $   430,187

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                             204,597           126,137

Changes in operating assets and Liabilities:

     Accounts receivable                                                      (406,150)          359,457
     Inventories                                                              (450,295)         (260,267)
     Prepaid expense                                                            98,948           150,559
     Accounts payable                                                          (56,959)         (562,612)
     Accrued compensation                                                      (50,264)         (239,234)
     Accrued expenses                                                          299,942           118,486
                                                                           -----------       -----------
     Net cash provided by operating activities                                 166,706           122,713
                                                                           -----------       -----------
Cash flows from investing activities:

     (Increase) Decrease in restricted cash                                     27,512           (14,567)
     Acquisition of PP&E                                                    (1,948,226)         (286,059)
     (Increase) Decrease other assets                                          (22,913)           10,000
                                                                           -----------       -----------
       Net cash used in investing activities                                (1,943,627)         (290,626)
                                                                           -----------       -----------
Cash flows from financing activities:

       Increase in bank overdraft                                              698,102           259,604
       (Increase) Decrease in note from president - net                        363,236           (43,264)
       Increase (Decrease) in credit line                                      304,912          (441,609)
                                                                           -----------       -----------
       Net cash provided by (used in) financing activities                   1,366,250          (225,269)
                                                                           -----------       -----------
Net decrease in cash                                                          (410,671)         (393,182)

Cash at beginning of period                                                    410,671           393,182
                                                                           -----------       -----------
Cash at end of period                                                      $         0       $         0
                                                                           ===========       ===========
Supplemental cash flow disclosures:

     Interest paid                                                         $       794       $    76,929
     Income taxes paid                                                         217,000            27,129

See accompanying notes to the condensed consolidated financial statements.

                               ALFA LEISURE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis Of Presentation

          The accompanying Condensed Consolidated Balance Sheets of ALFA LEISURE, INC. ("Registrant") at January 31, 1999 and April 30, 1998, Condensed Consolidated Statements of Income for the three month and nine month periods ended January 31, 1999 and January 31, 1998, and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended January 31, 1999 and January 31, 1998 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of Registrant's financial condition and results of operations in accordance with generally accepted accounting principles. The information for the three month period ended January 31, 1999 is not necessarily indicative of the operating results for the entire year. Financial statements for the year ended April 30, 1998 are available for a full discussion of Registrant's organization and background and for a summary of its significant accounting policies.

          Registrant's fiscal year ends on the Sunday in April between the 17th and the 23rd. It's fiscal quarters are measured in increments of thirteen
     (13) week periods beginning on the day following the ending Sunday in April. While the financial statements reflect operations of Registrant as of and for the periods ending on those dates they have been presented as if Registrant's fiscal year ends on April 30 to simplify the presentation.

2.   Inventories

     Inventories are summarized as follows:

                            January 31, 1999      April 30, 1998
                            ----------------      --------------
     Raw materials              $1,034,972          $  869,762
     Work in process               591,698             514,728
     Finished products             239,419              31,304
                                ----------          ----------
                                $1,866,089          $1,415,794
                                ==========          ==========

3.   Line of Credit

          In January 1999 the Company renewed its line of credit with Wells Fargo Bank for an additional two years. The line was increased from $1,000,000 to $1,750,000. The interest rate was reduced from Wells Fargo Bank's prime rate plus 1% to Wells Fargo Bank's prime rate. All other terms and conditions remained the same.

4.   Property

          In January 1999 the Company acquired the land and buildings where its executive offices and principal manufacturing facilities in Chino are located. It was purchased from Hercules Land Holding, Inc., a corporation owned by the Company's chairman, president and principal shareholder. The purchase price was $1,575,000, paid $1,275,000 in cash and $300,000 in a promissory note due upon demand. The note pays monthly interest at Wells Fargo Bank's prime interest rate. The purchase price was based on fair market value as determined by an independent appraisal. The net assets were booked at $561,515, which was the carrying value of Hercules Land Holding, Inc. The difference between the Hercules carrying value and the purchase price, $1,013,485 was included as a reduction in retained earnings on the balance sheet. In conjunction with this transaction the note receivable from the president, included in the equity section of the balance sheet, was paid off.

                                ALFA LEISURE INC.
                                 January 31,1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Results of Operation

         Sales increased 9.6% for the three months ended January 31, 1999 compared to the same period of the previous year, and 11.5% for the nine months ended January 31, 1999 compared to the same period of the previous year. These increases are attributable to an increase in units shipped, due to market acceptance of the current models and floor plans.

         Cost of sales, expressed as a percentage of sales, was 84.3% in the three months ended January 31, 1999 and 86.2% in the same period of the prior year. This decrease in fiscal year 1999 compared to fiscal year 1998 is due primarily to reductions in warranty cost and material scrap cost.

         Cost of sales, expressed as a percentage of sales, was 87.9% in the nine months ended January 31, 1999 and 87.6% in the same period of the prior year. This increase is due to a one time cost to improve the Chino facilities and production line. In July 1998. the Company shutdown for three weeks to perform deferred maintenance on the facilities, and layout a new production line to improve efficiencies and increase capacity.

         Selling, General and Administrative expenses, expressed as a percentage of sales, was 9.8% in the three months ended January 31, 1999 and 10.4% in the same period of the prior year. This decease in fiscal 1999 over 1998 is due primarily to a decrease in insurance cost.

          Selling, General and Administrative expenses, expressed as a percentage of sales, was 8.9% in the nine months ended January 31, 1999 and 9.2% in the same period of the prior year.

         Interest expense was $7,043 in the three months ended January 31,1999 and $26,255 in the same period of the prior year. This decrease was due to a reduction in borrowing, as a result of cash flow from operations.

         Interest expense was $7,544 in the nine months ended January 31, 1999 and $76,929 in the same period of the prior year. This decrease was due to a reduction in borrowing, as a result of cash flow from operations.

                     Liquidity and Capital Resources

         Cash decreased $410,671 during the nine months ended January 31, 1999. This was due primarily to the acquisition of the land and buildings where its executive offices and principal manufacturing facilities in Chino are located. It was purchased from Hercules Land Holding, Inc., a corporation owned by the Company's chairman, president and principal shareholder. The purchase price was $1,575,000, paid $1,275,000 in cash and $300,000 in a promissory note due upon demand. The note pays monthly interest at Wells Fargo Bank's prime interest rate. The purchase price was based on fair market value as determined by an independent appraisal.

         The Company runs a zero balance checking account. Funds are borrowed or invested daily for cash flow purposes. This will result in a daily bank overdraft as seen in the balance sheet.

         In January 1999 the Company renewed its line of credit with Wells Fargo Bank for an additional two years. The line was increased from $1,000,000 to $1,750,000. The interest rate was reduced from Wells Fargo Bank's prime rate plus 1% to Wells Fargo Bank's prime rate. All other terms and conditions remained the same.

         Capital expenditures during the remainder of fiscal 1999 are expected to be primarily for routine periodic replacement of existing plant and equipment. The Company believes that it has sufficient available capacity to meet the demand for its products in the foreseeable future. The Company meets its needs for working capital and capital expenditures with internally generated funds and from the lines of credit. The Company has been able to take discounts on trade payables as a result of the Company's lines of credit and favorable credit terms with its vendors.

         The Company is confident of overall profitability in fiscal 1999 as a result of dealer and consumer acceptance of the improved 1999 product lines, resulting in strong sales activity. The Company currently has no significant commitments for cash expenditures other than normal operations and debt service during 1999.

                     Year 2000 Plan

         The Company is working to resolve the potential impact of the year 2000 on its business processes and the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company began its risk assessment in fiscal 1998. The Company purchased a new operating and applications computer system in November 1998. The new system chosen is year 2000 compliant. The Company plans to implement the new system prior to year 2000. The cost of this implementation should not have a material impact on the Company's financial position. The total cost of hardware, software and implementation is estimated to be approximately $250,000, of which $50,000 has been expended through January 31, 1999. The Company believes that compliance of its customers and vendors will not have a material effect on the Company's operations.

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

            Not Applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 Not Applicable.

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                    ALFA LEISURE, INC.
                    a Texas Corporation




Dated:   February 25, 1999


BY  JOHNNIE R. CREAN
    ------------------------------
Johnnie R. Crean
President

                                  EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
27                  Financial Data Schedule