Form 10-K
period 1999-04-30
ALFA LEISURE INC
filed 1999-07-13
CIK 14611

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for fiscal year ended April 30, 1999 or

(  )     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934
         (No Fee Required) for the transition period from           to
                                                           --------    ---------
COMMISSION FILE NUMBER        0-8624
                        --------------------------------------------------------

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

(Registrant's telephone number, including area code) (909) 628-5574
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the act:

          TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON
                                                        WHICH REGISTERED
                 None                                         None
----------------------------------------    ------------------------------------
----------------------------------------    ------------------------------------

Securities registered pursuant to Section 12(g) of the act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

There is no established trading market for the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,321,068 as of July 15, 1999 based on the last known sales price for the registrant's common stock of $2.00 on April 23, 1999.

The number of shares of the registrant's common stock, no par value, outstanding as of July 15, 1999 was 3,048,137.

DOCUMENTS INCORPORATED BY REFERENCE. None.

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

Narrative Description of Business:
----------------------------------

         Products:
         ---------

         The Company manufactures and sells recreational vehicles designed as short-period accommodations for vacationers or long-period accommodations for travelers who live "full-time" in their vehicles. These products are fifth wheel travel trailers designed to be towed behind and attached to special couplers in the bed of pickup trucks. The Company's products are marketed under the brand names "Gold", "Toyhouse", "See Ya" and "Ideal". They are distributed by approximately 60 independent dealers located throughout the United States. The Company has positioned itself as one of the premier names in high-quality fifth wheel travel trailers in the western United States.

         The Company has a reputation for high quality, well priced products throughout its various product lines from its top of the line "Gold" models through the "Ideal" models to the "Toyhouse" for the adventuresome.

         Each of the model lines are constructed such that the frame and structure integration is of the strongest, lightest body design technology. Steel "I" beams are used for the chassis rails. Several components are strategically positioned between the rails for optimum weight distribution, including holding tanks, air conditioning system, slide-out mechanisms and spare tire providing for a low center of gravity. The underbelly is fully enclosed providing for all-weather protection and use. Trailer sidewalls are of advanced high pressure "vacubond" construction encompassing Heli-arc welded structural aluminum tubing. Alfa's "Straight-Line" six inch thick crowned roof, built from strong, light weight, high density composite materials has the characteristics of aircraft monocoque construction.

         The Company offers three primary product lines. Each of the product lines targets a different market ranging from vacationers looking for short period accommodations to long period travelers looking for full time live in accommodations.

         Alfa Gold. The Alfa Gold models are presented in two versions in lengths of 30' to 38' and multiple floor plans. The Travel Series designed for the discriminating 5th wheel owner who enjoys following the seasons throughout the year, and the Resort Living Series with additional spaciousness and luxury for extended resort living. The Gold has more standard features than other product lines and as standard equipment it includes Corian counter tops, hardwood floors and leather furnishings. Retail prices for recreational vehicles in the Alfa Gold product line range from about $61,000 to $73,000.

         Alfa Ideal. The Ideal, although only slightly less luxuriously appointed than the Gold, is more moderately priced, comes in lengths ranging from 28' to 38' with multiple floor plans. The Ideal is Alfa's volume leader and is widely accepted for its value for price features. Retail prices for recreational vehicles in the Alfa Ideal product line range from about $44,000 to $59,000.

         Common to both the Gold and Ideal lines are product features which help give Alfa its competitive edge including basement air conditioning, rack & pinion slide out rooms with oversized windows and 8` high ceilings, double and triple glide-out rooms, dual refrigeration systems, extensive storage areas and entertainment centers.

         Alfa See Ya Toyhouse. The Toyhouse is a fully equipped, dual purpose vehicle having many of the same features found in the Alfa Gold and Ideal models, including chassis, side-walls and roof construction. Also included as standard is a 4.0 KW generator for the freedom to go where there are no hook-ups, and plenty of storage for traveling with off-road toys. The retail price for the Alfa Toyhouse is about $56,000.

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

         Beginning with the model year 2000 introduction in June 1999 the Company is providing, at no charge to the retail purchaser, a four (4) year service agreement covering manufacturing defects in material and workmanship. Lyndon-DFS Warranty Services, backed by Deutsche Financial Services, will be administrating and providing processing services for this service agreement. The service agreement begins when the Alfa warranty expires. The combination of the one (1) year Alfa warranty and four (4) year Lyndon-DFS service agreement provide Alfa retail customers with a total of five (5) years protection.

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


            Total Recreational Vehicle "Towables" Retail Deliveries
            --------------------------------------------------------

                                      1997           1998
                                      Units          Units
    Towables                       (thousands)    (thousands)      % Change
--------------------------------------------------------------------------------
Travel Trailers
Conventional                          78.8           98.6            25.1%

5th Wheel Trailers                    52.8           56.5             7.0%

Folding Trailers                      57.6           63.3             9.9%

Truck Campers                         10.3           10.8             4.9%
                   -------------------------------------------------------------
Total                                199.5          229.2            14.9%


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

         Research and Development
         ------------------------

         The Company manufactures and sells recreational vehicles only. The Company periodically revises and redesigns models in response to consumer demand. The extent of these revisions and redesigns are dictated by what is required to obtain market acceptance. In fiscal 1999, 1998 and 1997, the Company spent $349,706, $290,665 and $176,760, respectively, on research and development activities.

         Patents
         -------

         In May 1998 the Company obtained a U.S. registered patent, No. 5,746,473 for its innovative "step chassis" design and "basement" air conditioning system. The Company has applied for patent protection relating to its new "improved travel trailer," "trailer awning assembly" and "travel trailer with extendable two level bathroom and bedroom" designs.

         Trademarks
         ----------

         In November, 1996, the Company obtained a U.S. registered trademark, No. 74-610,898 for the Alfa name and logo on "Gold" units. In November 1997 the Company obtained a U.S. registered trademark, No. 75-041,559 for the Alfa name and logo on "Ideal" units. The Company has applied for trademark protection relating to the "Sun," "See Ya," "Toyhouse" and " Spacemaster" names.

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

         Employees
         ---------

         As of June 17, 1999, the Company employed approximately 354 full-time people.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The Company's executive offices and principal manufacturing facilities are in Chino, California. In January 1999 the Company acquired the premises from Hercules Land Holding, Inc., a corporation owned by the Company's chairman, president and principal shareholder. The purchase price was $1,575,000, paid $1,275,000 in cash and $300,000 in a promissory note due upon demand. The note bears monthly interest at Wells Fargo Bank's prime interest rate. The purchase price was based on fair market value as determined by an independent appraisal.

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

         As of July 15, 1999, there were approximately 384 record holders of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected financial data should read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report, and such data should be read with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at April 30, 1999 & 1998 and for each of the three fiscal years in the period ended April 30, are derived form the Company's Financial Statements for such years which Financial Statements are included elsewhere herein.


                       Statement of Operations Information
             (In Thousands, except Share and Per Share Information)

                          For the year ended April 30,

                                  ----------------------------------------------------------------------
                                     1999          1998            1997           1996           1995
                                  ----------------------------------------------------------------------
Net Sales                         $   39,147     $   36,026     $   28,590     $   25,750     $   27,349
Net Income from
   Continuing operations          $      890     $    1,345     $      330     $      665     $      824
Net Income per share
   from continuing operations     $      .29     $      .44     $      .11     $      .22     $      .27
Weighted number of shares
   Outstanding                     3,048,137      3,048,137      3,050,000      3,050,000      3,050,000
Research and Development
   Expense                        $      350     $      291     $      177     $      166     $      163


                            Balance Sheet Information
                 (In Thousands, except Share and Per Share Data)

                                 As of April 30,

                                     ------------------------------------------------------
                                      1999        1998         1997        1996       1995
                                     ------------------------------------------------------
Total Assets                         $6,919      $5,559       $5,406      $5,988     $5,703
Current Assets                        3,999       3,738        3,767       4,311      4,570
Current Liabilities                   3,172       2,455        2,751       2,600      3,241
Net Working Capital                     826       1,283        1,016       1,711      1,329
Long-term obligations                     8           8          981       2,006      1,706
Cash dividends per share                  0           0            0           0          0

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

YEARS ENDED APRIL 30, 1999 AND 1998

         Revenues. Revenues in 1999 were $39.1 million compared to $36.0 million in 1998, an increase of 8.6%. This was partially a result of a 2.2% increase in units shipped in 1999 compared to 1998. Increased service revenues, as well as price increases for the 1999 models, also effected the 1999 revenues.

         Cost of Sales. Cost of Sales in 1999 was $34.1 million compared to $31.2 million in 1998, an increase of 9.3%. As a percentage of revenue, total Cost of Sales was 87.1% in 1999 compared to 86.6% in 1998. The increase in Cost of Sales as a percentage of revenue was primarily due to the one time plant improvement investment made in the first quarter of fiscal 1999. In July 1998 a three week plant shutdown was scheduled. During this shutdown a plant improvement plan was implemented. This included facility maintenance and the re-tooling of the main production line to improve production efficiency and increase production capacity. This improvement investment totaled .7% of overall fiscal 1999 revenue. Cost of Sales as a percentage of revenue, without the improvement investment, is 86.4% in 1999 compared to 86.6% in 1998.

         Operating Expenses. Selling, general and administrative expenses totaled $3.6 million in 1999, an increase of $.4 million over the prior year amount of $3.2 million. As a percentage of sales, operating expenses increased to 9.1% in 1999 from 9.0% for the prior year. As a percentage of sales, increases in fiscal 1999 over the corresponding period of 1998 occurred in advertising, professional and research & development costs. Offsetting decreases in fiscal 1999 over the corresponding period of 1998 occurred in insurance and donation costs.

         Interest Expense. Interest expense was $16,767 for the year ended April 30, 1999 compared to $79,672 in fiscal year 1998, a decrease of approximately $63,000 attributable primarily to a decrease in borrowed funds.

         Tax Provisions. The increase in the effective tax rate from 11% in fiscal 1998 to 39% in fiscal 1999 was due to the elimination of the valuation allowance relating to the Company's deferred tax asset in fiscal 1998.

YEARS ENDED APRIL 30, 1998 AND 1997

         Revenues. Revenues in 1998 were $36.0 million compared to $28.6 million in 1997, an increase of 26.0%. This was partially a result of a 17.0% increase in the units shipped in fiscal 1998 compared to fiscal 1997. Price increases for 1998 models, and change in sales mix to a higher ratio of larger trailers shipped in fiscal 1998 compared to fiscal 1997, also effected the 1998 revenues.

         Cost of Sales. Cost of Sales in 1998 was $31.2 million compared to $25.0 million in 1997, an increase of 24.8%. This percentage increase, which is less than the percentage increase in revenues, resulted in a .7% improvement in gross profit. The most significant factor contributing to the improved gross margin was the .6% improvement in material cost as a percentage of revenue, from 63.6% in 1997 to 63.0% in 1998. As a percentage of revenue, total Cost of Sales was 86.6% in 1998 compared to 87.3% in 1997.

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

         Interest Expense. Interest expense was $79,672 for the year ended April 30, 1998 compared to $197,411 in fiscal year 1997, a decrease of approximately $118,000 attributed primarily to a decrease in borrowed funds.

         Tax Provisions. The tax provision for 1998 was favorably affected by the elimination of the valuation allowance relating to the Company's deferred tax asset. In addition a significant portion of the Company's net operating loss carryforward was utilized in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has accumulated retained earnings of $3,273,289 through April 30, 1999.

         In January 1999 the Company renewed its line of credit with Wells Fargo Bank for an additional two years. The line was increased from $1,000,000 to $1,750,000. The interest rate was reduced from Wells Fargo Bank's prime rate plus 1% to Wells Fargo Bank's prime rate. All other terms and conditions remained the same. The Merlin Financial, Inc. line of credit remains in place with no change in terms and conditions, and will be used as a secondary line of credit only after the Wells Fargo Bank's line of credit is utilized in full.

         Net cash provided by operating activities in 1999 was $1,329,161 compared to $1,285,804 in 1998. The increase is due primarily to an increase in accounts payable.

         Net cash used in investing activities was $1,331,187 in 1999 compared to $372,371 in 1998. In January 1999 the Company acquired the land and buildings where its executive offices and principal manufacturing facilities in Chino are located. It was purchased from Hercules Land Holding, Inc., a corporation owned by the Company's chairman, president and principal shareholder. The purchase price was $1,575,000, paid $1,275,000 in cash and $300,000 in a promissory note due upon demand. The note pays monthly interest at Wells Fargo Bank's prime interest rate. The purchase price was based on fair market value as determined by an independent appraisal. Cash was also used for replacement of existing plant and equipment. The Company believes it has sufficient available plant capacity to meet the demand for its current product line in the foreseeable future.

         Net cash used in financing activities was $327,918 in 1999. In January 1999 when the land and buildings were acquired from Hercules Land Holding, Inc., the note receivable from Mr. Crean of $363,236 was paid off and a note payable to Mr. Crean was created. The note payable to Mr. Crean at April 30th 1999 was $218,616. In addition $609,770 of the purchase price was treated as a capital distribution.

         Currently there are no major purchase commitments that are expected to have a significant impact on liquidity.

         Management believes that funds generated by operations and the available lines of credit will be sufficient to fund operations for the coming year.

YEAR 2000 PLAN

         The Company is working to resolve the potential impact of the year 2000 on its business processes and the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company began its risk assessment in fiscal 1998. The Company purchased a new operating and applications computer system in November 1998. The new system chosen is year 2000 compliant. The Company plans to implement the new system prior to year 2000. The cost of this implementation should not have a material impact on the Company's financial position. The total cost of hardware, software and implementation is estimated to be approximately $250,000, of which $175,000 has been expended through April 30, 1999. To the extent that the Company relies on third parties, such as banking institutions and major suppliers who are unable to address their year 2000 issues in a timely manner, the Company could be materially impacted.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

           Alfa Leisure, Inc. Index to Consolidated Financial statements:
           --------------------------------------------------------------
           Independent Auditor's Report .................................................12
           Consolidated Balance Sheets as of
              April 30, 1998 and 1997 ...................................................13
           Consolidated Statements of Income
              for the years ended April 30, 1998, 1997 and 1996 .........................14
           Consolidated Statements of Stockholders'
              Equity for the years ended April 30, 1998, 1997 and 1996 ..................15
           Consolidated Statements of Cash Flows for the
              years ended April 30 1998, 1997 and 1996 ..................................16
           Notes to Consolidated Financial Statements ...................................18

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Alfa Leisure, Inc.

We have audited the accompanying consolidated balance sheets of Alfa Leisure, Inc. and subsidiary (the "Company") as of April 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Los Angeles, California
June 18, 1999

                               ALFA LEISURE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                       April 30,
                                                 --------------------
                                                 1999            1998
                                                 ----            ----
Current Assets:
Cash and cash equivalents                     $   80,727     $  410,671
Restricted cash                                  126,260        150,247
Accounts receivable                            1,922,919      1,614,276
Inventories                                    1,626,516      1,415,794
Prepaid expenses and other current assets         98,143        139,623
Deferred income tax asset - current              144,008          7,438
                                              ----------     ----------

Total Current Assets                           3,998,573      3,738,049

Property, plant and equipment, net             2,308,933      1,300,407
Other assets and deposits                         45,000         50,064
Deferred income tax asset                        566,832        470,403
                                              ----------     ----------

Total Assets                                  $6,919,338     $5,558,923
                                              ==========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Accounts payable                              $1,876,356     $1,271,896
Accrued expenses                                 521,733        596,805
Accrued compensation                             555,428        586,028
Note payable to President                        218,616              0
                                              ----------     ----------
Total Current Liabilities                      3,172,133      2,454,729

Deferred income                                    8,200          8,200
                                              ----------     ----------

Total Liabilities                              3,180,333      2,462,929
Commitments and Contingencies (Note 6)
                                              ----------     ----------

Stockholders' equity:
Common stock, authorized 30,000,000 shares
  of no par value; issued and
  outstanding 3,048,137 shares at
  April 30, 1999 and April 30, 1998
  respectively                                    62,000         62,000
Note receivable from President                         0       (363,236)
Retained earnings                              3,677,005      3,397,230
                                              ----------     ----------

Total Stockholders' Equity                     3,739,005      3,095,994
                                              ----------     ----------
Total Liabilities and
  Stockholders' Equity                        $6,919,338     $5,558,923
                                              ==========     ==========

See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                ----------------


                                               For the Years Ended April 30,
                                        -------------------------------------------
                                           1999            1998            1997
                                        -----------     -----------     -----------
Sales                                   $39,146,987     $36,025,591     $28,590,285

Cost of sales                            34,100,426      31,186,855      24,951,677
                                        -----------     -----------     -----------

Gross profit                              5,046,561       4,838,736       3,638,608


Selling, general and administrative       3,571,871       3,249,093       3,002,621
                                        -----------     -----------     -----------

Income from operations                    1,474,690       1,589,643         635,987

Interest and other expense                   16,767          79,672         197,411
                                        -----------     -----------     -----------

Income before income taxes                1,457,923       1,509,971         438,576

Provision for income taxes                  568,378         165,342         109,032
                                        -----------     -----------     -----------

Net income                              $   889,545     $ 1,344,629     $   329,544
                                        ===========     ===========     ===========
Net income per share - basic
         and diluted                    $       .29     $       .44     $       .11
                                        ===========     ===========     ===========


Weighted average shares
         outstanding - basic
         and diluted                      3,048,137       3,048,137       3,050,000
                                        ===========     ===========     ===========







See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                For the Years Ended April 30, 1999, 1998 and 1997

                                ----------------

                                       Common Stock
                                    -------------------
                                                                Note receivable    Retained
                                    Shares          Amount      from President     earnings
                                   ---------      ----------    ---------------   ----------

Balance, April 30, 1996            3,050,000      $   62,000      $ (402,390)     $1,723,057

Net advances to president                                            (37,402)

Net income                                                                           329,544

Cancellation of shares                (1,863)
                                  ----------      ----------      ----------      ----------

Balance, April 30, 1997            3,048,137          62,000        (437,792)      2,052,601

Net income                                                                         1,344,629

Net reductions from president                                         76,556
                                  ----------      ----------      ----------      ----------

Balance, April 30, 1998            3,048,137          62,000        (363,236)      3,397,230

Net income                                                                           889,545

Net advances to president                                           (119,526)

Capital distribution (Note 3)                                        482,762        (609,770)
                                  ----------      ----------      ----------      ----------

Balance, April 30, 1999            3,048,137      $   62,000      $        0      $3,677,005
                                  ==========      ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ----------------

                                                         For the Years Ended April 30,
                                                 ---------------------------------------------
                                                    1999             1998              1997
                                                 -----------      -----------      -----------
Cash flows from operating activities:

Net income                                       $   889,545      $ 1,344,629      $   329,544

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                        247,996          174,221           12,887
Changes in operating assets and liabilities:
Deferred income taxes                                170,717           53,555            8,874
Accounts receivable                                 (308,643)         154,877           47,500
Inventories                                         (210,722)        (116,153)         395,157
Prepaids and other assets                             41,480          (29,128)         (64,938)
Accounts payable                                     691,074         (644,715)         115,501
Accrued compensation                                 (30,600)         167,554           31,213
Accrued expenses                                    (161,686)         180,964            4,377
                                                 -----------      -----------      -----------
 Net cash provided by
   operating activities                            1,329,161        1,285,804          996,115
                                                 -----------      -----------      -----------
Cash flow from investing activities:

Acquisition of property, plant and equipment      (1,360,238)        (371,474)         (95,350)
Deposits                                               5,064                0          (10,000)
Restricted cash                                       23,987             (897)          59,792
                                                 -----------      -----------      -----------
  Net cash used in investing activities           (1,331,187)        (372,371)         (45,558)
                                                 -----------      -----------      -----------




(continued)



See accompanying notes to consolidated financial statements.

                               ALFA LEISURE, INC.

                                ----------------

                                                    For the Years Ended April 30,
                                             -----------------------------------------
                                                1999            1998           1997
                                             -----------    -----------    -----------
Cash flows from financing activities:

Net decrease in notes payable                $   (81,384)   $         0    $         0
         to President
Net (increase) decrease in note receivable
         from President                          363,236         76,556        (37,402)
Principal payments on line of credit                   0       (972,500)    (1,025,000)
Capital distribution (Note 3)                   (609,770)             0              0
                                             -----------    -----------    -----------

Net cash (used in) financing activities         (327,918)      (895,944)    (1,062,402)
                                             -----------    -----------    -----------

Net (decrease) increase in cash                 (329,944)        17,489       (111,845)

Cash and cash equivalents at
         beginning of year                       410,671        393,182        505,027
                                             -----------    -----------    -----------

Cash and cash equivalents at
         end of year                         $    80,727    $   410,671    $   393,182
                                             ===========    ===========    ===========

Supplemental cash flow disclosures:

Interest paid                                $    16,767    $    79,672    $   192,482
                                             ===========    ===========    ===========

Income taxes paid                            $   402,000    $   111,141    $   111,490
                                             ===========    ===========    ===========


Supplemental Investing and Financing Activities - In connection with the purchase of land and buildings from a corporation owned by the Company's Chairman, for $1,575,000, $300,000 was paid in the form of a promissory note due upon demand (see Note 3).





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

Accounting Periods:
-------------------

The Company's fiscal year ends on the Sunday in April falling between the 17th and the 23rd. Fiscal 1999 ended on April 18, 1999, fiscal 1998 ended April 19, 1998 and fiscal 1997 ended on April 20, 1997. While the financial statements reflect operations of the Company as of and for the periods ending on those dates, they have been presented as if the Company's fiscal year ends on April 30 of each year to simplify the presentation.

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

Property, Plant and Equipment:
------------------------------

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the assets which range from two to twenty six years. Leasehold improvements are amortized over the lives of the respective leases, or the service lives of the improvements, whichever is shorter. Accelerated and straight-line methods of depreciation are used for both financial reporting and income tax reporting purposes. Upon sale or disposition of assets, any gain or loss is included in the statement of operations.

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

Net Income per Share:
---------------------

Basic earnings per share is computed by dividing income available to shareholders of beneficial interest by the weighted average number of shares outstanding for the period. Diluted earnings per common share does not differ from that presented.

Income Taxes:
-------------

Deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the corresponding bases used for financial reporting purposes.

Advertising Expenses:
---------------------

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 1999, 1998 and 1997 were $210,144, $123,788 and $86,762 respectively.

Research and Development Costs:
-------------------------------

Research and development costs are expensed when incurred. Research and development costs for the years ended April 30, 1999, 1998 and 1997 were $349,706, $290,655 and $176,760 respectively.

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

                               ALFA LEISURE, INC.

                                  -------------

Fair Value of Financial Instruments:
------------------------------------

Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures about Fair Market Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and impose on the other entity the obligation to deliver cash or other financial instruments to the first entity. Cash, restricted cash, accounts receivable and accounts payable are carried at the approximate fair value because of the short maturities of these instruments. The fair value of the note payable to President cannot be determined due to the related party nature of the agreement.

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

2.  Inventories:
    ------------

Inventories are stated as follows:

                                 April 30,
                          -------------------------
                             1999           1998
                          ----------     ----------
Raw materials             $  951,174     $  869,762
Work in process              644,589        514,728
Finished products             30,753         31,304
                          ----------     ----------

    Total inventories     $1,626,516     $1,415,794
                          ==========     ==========

                               ALFA LEISURE, INC.

                                  -------------


3.  Property, Plant and Equipment:
    ------------------------------

The major classes of property, plant and equipment are as follows:

                                         Useful                            April 30,
                                         Lives
                                         ------                 ----------------------------
                                                                    1999            1998
                                                                -----------      -----------
Land                                                            $   603,282      $   332,262
Buildings                                 26 years                1,200,961          895,097
Machinery and equipment               2 to 7 years                1,387,158        1,019,523
Transportation equipment                   5 years                  292,518          242,608
Furniture and office equipment             5 years                  615,047          377,012
Leasehold improvements                     5 years                  261,520          237,460
                                                                -----------      -----------

                                                                  4,360,486        3,103,962
Less:  Accumulated depreciation and
               amortization                                      (2,051,553)      (1,803,555)
                                                                -----------      -----------

Net property, plant and equipment                               $ 2,308,933      $ 1,300,407
                                                                ===========      ===========


The Company has a manufacturing facility in Benton, Louisiana which the Company is not currently using. The net book value of these premises is $367,219 and $350,530 at April 30, 1999 and 1998 respectively. This facility was leased to a tenant beginning April 1, 1995 for five years at $4,100 per month.

In January 1999 the Company acquired the land and buildings where its executive offices and principal manufacturing facilities in Chino are located. It was purchased from Hercules Land Holding, Inc. a corporation owned by the Company's chairman, president and principal shareholder. The purchase price of $1,575,000 was paid $1,275,000 in cash and $300,000 in a promissory note due upon demand. The note pays monthly interest at Wells Fargo Bank's prime interest rate. The purchase price was based on fair market value as determined by an independent appraisal. The net assets were recorded at $561,514, which was the carrying value of Hercules Land Holding, Inc. The difference between the carrying value of the property by Hercules and the purchase price was $1,013,486. This amount less the deferred taxes of $403,716 which relates to the step up in tax basis, was recorded as a capital distribution and was included as a reduction in retained earnings on the balance sheet. In conjunction with this transaction the note receivable from the president, which was classified as a component of stockholders' equity, was paid off.

                               ALFA LEISURE, INC.

                             ---------------------

4.  Line of Credit:
    ---------------

In April 1992, the Company entered into a line of credit agreement with Merlin Financial, Inc. set at a maximum amount of $ 2,000,000, of which no borrowings were outstanding at April 30, 1999 and 1998, respectively. Interest is at Bank of America's prime rate plus 1%.

In January 1998 the Company established a $1,000,000 line of credit with Wells Fargo Bank. The line of credit bears interest at Wells Fargo Bank's prime rate plus 1%. Interest is payable monthly. In January 1999 the Company renewed its line of credit with Wells Fargo Bank for an additional two years. The line was increased from $1,000,000 to $1,750,000. The interest rate was reduced to Wells Fargo Bank's prime rate. All other terms and conditions remained the same. There were no amounts outstanding at April 30, 1999 and 1998, respectively. The Company will draw against the Merlin Financial, Inc. line of credit only after the Wells Fargo Bank line of credit is fully utilized.

Substantially all the assets of the Company are pledged as collateral for the line of credit, first to Wells Fargo Bank, and secondly to Merlin Financial, Inc.

5.  Income Taxes:
    -------------

The components of the provision for income taxes are as follows:

                     For the Years Ended April 30,
                 -------------------------------------
                    1999          1998          1997
                 ---------     ---------     ---------
Current:
  State          $  88,333     $  99,086     $ 117,906
  Federal          309,328        12,701             0

Deferred:
  State             13,924         1,230        14,736
  Federal          156,793        52,325       (23,610)
                 ---------     ---------     ---------
      Totals     $ 568,378     $ 165,342     $ 109,032
                 =========     =========     =========

The reconciliation of the effective tax rates and U. S. Statutory tax rates are as follows:

                                             For the Years Ended April 30,
                                        --------------------------------------
                                           1999          1998           1997
                                        ---------     ---------      ---------
Tax provision at statutory rate         $ 495,694     $ 513,390      $ 149,116
Decrease in the valuation allowance             0      (370,000)      (129,996)
State taxes, net of federal benefit        64,753        66,209         87,544
Other                                       7,931       (44,257)         2,368
                                        ---------     ---------      ---------
                                        $ 568,378     $ 165,342      $ 109,032
                                        =========     =========      =========

                               ALFA LEISURE, INC.

                             ---------------------

The net operating loss carryforward for federal income tax purposes was fully utilized in fiscal 1999.

The components of the net deferred tax asset are as follows:

                                   For the Years Ended April 30,
                                   -----------------------------
                                       1999           1998
                                     ---------     ---------
Net operating loss carryforwards     $       0     $ 186,490
Basis difference in fixed assets       490,296       111,460
State taxes                             20,698       (16,901)
Accrued liabilities                    196,333       116,430
Charitable contributions                     0        27,340
Tax credits                                  0        49,471
Deferred income                          3,513         3,551
                                     ---------     ---------
                                     $ 710,840     $ 477,841
                                     =========     =========

6.  Commitments and Contingencies:
    ------------------------------

    Operating Leases:
    -----------------

In January 1999, the Company acquired the land and buildings where its executive offices and principal manufacturing facilities in Chino are located (see Note
3). It was purchased from Hercules Land Holding, Inc., a corporation owned by the Company's chairman, president and principal shareholder. Through January 1999, the Company paid rent to Hercules in the amount of $12,932 per month. The Company leases additional manufacturing facilities under agreements classified as operating leases. The leases require fixed monthly payments. One of the Company's manufacturing facilities is leased at an annual rate of $42,000, from an unrelated party. This lease expires June 1, 2001. A second lease was entered into, with an unrelated party, on another of the Company's facilities effective March 1, 1998 at an annual lease rate of $43,500. This lease expires February 28, 2001. Future minimum lease payments on these leases at April 30, 1999 are as follows:

       Year ended April 30,
       --------------------

               2000                $ 50,500
               2001                  78,250
               2002                   3,500
                                   --------
                                   $132,250

                               ALFA LEISURE, INC.

                             ---------------------

Rent expense for the years ended April 30, 1999, 1998 and 1997 was $212,838, $207,429 and $195,576 respectively of which $116,388, $155,184 and $156,780 respectively, was paid to the Company's president.

Financing Arrangements:
-----------------------

The Company is contingently liable under the terms of the repurchase agreements established with financing institutions to provide inventory financing for dealers of the Company's products. The maximum exposure related to repurchase agreements was approximately $9.6 million and $9.1 million at April 30, 1999 and 1998, respectively. The risk of loss under these agreements is spread over many dealers and financing institutions and is reduced by the resale value of any products that may be repurchased. The Company has historically experienced no significant losses under these agreements.

Warranty Reserve:
-----------------

The Company provides a warranty against defects in materials and workmanship for one year following the date of sale. Estimated costs of product warranties relating to sales during the year have been accrued and charged to operations during the year the products were sold. The Company has included $198,856, $212,678 and $213,201of accrued warranty costs in accrued expenses at April 30, 1999, 1998 and 1997, respectively.

Litigation:
-----------

The Company is involved in several routine litigation matters incidental to its business. Such litigation matters, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position or the results of operations of the Company.

Employment Agreement:
---------------------

The Company has an annual employment agreement with its president that expires on December 31, 1999. The agreement automatically extends for additional annual periods unless canceled by either party before October 31 of each year. The agreement provides for a fixed annual salary subject to an annual cost of living adjustment. Such salary amounted to $225,476, $248,428 and $253,332 in the fiscal years ended April 30, 1999, 1998 and 1997, respectively.

In addition, the agreement provides for a bonus in an amount equal to 10 % of pretax income before accrual for amounts to be paid by the Company under its management bonus plan. The agreement also provides for the right of the Company's President to purchase each year up to two travel trailers manufactured by the Company for an amount equal to the Company's cost. One trailer was purchased in fiscal 1998, and no trailers were purchased in fiscal 1999 and 1997.

Under a bonus program for salaried employees, which includes the President, bonus expense was recognized in the amounts of $630,105, $587,221 and $241,459, in fiscal 1999, 1998 and 1997, respectively.

                               ALFA LEISURE, INC.

                             ---------------------


7.  Stock Options:
    --------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123).

A total of 300,000 shares are reserved for issuance under the Company's incentive stock option plan for employees and directors. In May 1998, 130,000 options were issued to employees and directors. These options vest 20% per year over five years, and expire in May 2008. The options have an exercise price of $.50 per share.

                                                 Weighted
                                Number            Average          Total
                               Of Shares       Exercise Price      Price
--------------------------------------------------------------------------------
Shares under option
     at April 30, 1998                0                0                0
Granted                         130,000          $   .50          $65,000
Exercised                             0                0                0
Forfeited                             0                0                0
--------------------------------------------------------------------------------
Shares under option
     at April 30, 1999          130,000          $   .50          $65,000
--------------------------------------------------------------------------------
Shares exercisable
     at April 30, 1999                0                0                0
--------------------------------------------------------------------------------

The fair value of options granted is estimated on the date of grant using the Black Scholes option pricing model. The following weighted average assumptions were used: no dividend yield, no volatility as there is seldom trading in the Company's stock, risk free interest rate of 5.5% and an expected term of 10 years. The weighted average fair value of options granted in fiscal 1999 was $0.21 per share. Had the Company accounted for stock options in accordance with SFAS 123, the reduction in net income and net income per share would not have been material.

8.  Note Receivable/Payable President
    ---------------------------------

At April 30, 1998 and 1997, the Company had a note receivable from its president and principal stockholder amounting to $ 363,236 and $ 439,792 respectively. In January 1999 the Company acquired the land and buildings where its executive offices and principal manufacturing facilities in Chino are located. It was purchased from Hercules Land Holding, Inc., a corporation owned by the Company's president and principal shareholder. At that time, the note receivable from its president was paid off, and a $300,000 note payable to the president was issued. The note payable is due upon demand and pays monthly interest at Wells Fargo Bank's prime interest rate. At April 30, 1999, the note payable totaled $218,616.

9.  Business Segments
    -----------------

The Company is engaged principally in the business of manufacturing and selling recreational vehicles. On June 30, 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) effective for fiscal years beginning after December 15, 1997. In accordance with the selection criteria established by SFAS 131, the Company has determined that it has one business segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

The Company held four Board of Director meetings in fiscal 1999. All Directors attended each meeting.

The Directors and executive officers of the Company as of July 15, 1999 are as follows:

NAME                       AGE        DIRECTOR SINCE          POSITION(S) HELD
----                       ---        --------------          ----------------
Johnnie R. Crean            50             1986            Chairman of the Board and President

Carol Smith                 59             1986            Secretary and Director

Robert A. Rudolph           66             1986            Director

Timothy P. Igo              51                             Vice President Engineering

Mark Schwartz               49                             Vice President Finance and Chief
                                                           Financial Officer

Stephen Wishek              43                             Vice President & General Manager

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

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Cash Compensation Table
-------------------------------

         The following table sets forth the compensation (cash and non cash) for all the executive officers who earned in excess of $100,000 per annum during any of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                      Annual Compensation               Awards               Payouts
                                      -------------------               ------             ------------

                                                       Other
                                                       Annual               Securities               All
                                                    Compensation Restricted Underlying              other
  Name and Principal     Fiscal   Salary    Bonus ($)    ($)       Stock      Stock      LTIP    Compensation
       Position           Year      ($)                           Awards     Options    Payouts
                                                                    ($)        (#)        ($)
------------------------ ------- ---------- ---------- --------- ---------- ----------- --------- ---------
Johnnie R. Crean           1999   $225,476   $225,015         -          -           -         -         -
  Chairman of the          1998   $248,428   $209,719         -          -           -         -         -
  Board and President      1997   $253,332   $110.065         -          -           -         -         -

Salary amounts include retroactive cost of living increases.

1997 Stock Option Plan
----------------------

         On February 18, 1997, the Board of Directors of the Company adopted, the Alfa Leisure, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan reserved 300,000 shares of the Company's common stock for issuance pursuant to the 1997 Plan.

Option Grants
-------------

         There were no options granted during fiscal 1997 or fiscal 1998. In May 1998 130,000 options were granted to employees and directors.

Option Exercise and Fiscal Year-End Values
------------------------------------------

         There were no options held or exercised during fiscal 1999.

Compensation of Directors
-------------------------

         Directors, other than Johnnie R. Crean, receive compensation of $500 for each meeting of the Board of Directors which they attend.

Employment Agreement
--------------------

         Mr. Crean is employed as President of the Company pursuant to an employment agreement entered into as of December 1,1986 (the "Employment Agreement"). The Employment Agreement renews automatically for successive twelve-month periods unless terminated by either party by the prior October 31. The Employment Agreement provides for a base salary of $180,000 per year, subject to annual cost of living adjustments. The current adjusted annual base salary is approximately $240,485. Mr. Crean is also entitled to a quarterly cash bonus in an amount equal to 10% of pre-tax income of the Company. In addition, Mr. Crean is entitled under his Employment Agreement to purchase up to two travel trailers manufactured by the Company each fiscal year for an amount equal to the Company's manufacturing cost. Mr. Crean did not purchase travel trailers from the Company during the fiscal years ended April 30, 1999 or 1997. He purchased one trailer in fiscal year ended April 30, 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of July 15, 1999, with respect to the ownership of the Company's common stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director; (iii) by each nominee for director; and
(iv) by all officers and directors of the Company as a group.

          Name and Address of                     Amount and Nature of                 Percent
          Beneficial Owner (1)                    Beneficial Ownership (2)           of Class (3)
          --------------------                    -------------------------          ------------
          Johnnie R. Crean                               2,367,239 (4)                   77.7%

          Carol Smith                                        9,600 (5)                    0.3%

          Robert A. Rudolph                                  8,364                        0.3%

          All directors and
          officers as a group
          (six persons)                                  2,387,603                       78.3%

----------------
(1) The address of each named person, other than Robert A. Rudolph, is 13501 5th Street, Chino, California 91710. Mr. Rudolph's address is 303 East Bixby Road, Long Beach, California 90807.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         In January 1999 the Company acquired the land and buildings where its executive offices and principal manufacturing facilities in Chino are located. It was purchased from Hercules Land Holding, Inc., a California corporation of which Mr. Crean is the sole shareholder. The purchase price was $1,575,000 paid $1,275,000 in cash and $300,000 in a promissory note due upon demand. The note pays monthly interest at Wells Fargo Bank's prime interest rate. The purchase price was based on fair market value as determined by an independent appraisal. Prior to the acquisition of the property in January 1999 the Company leased the property from Hercules Land Holding, Inc. for $12,932 per month.

         Mr. Crean borrows money from and repays money to the Company from time to time. In January 1999 in conjunction with the acquisition of the property from Hercules Land Holding, Inc. Mr. Crean paid off the note receivable due to Alfa Leisure, Inc. which amounted to $482,767 at that point in time. On April 30, 1999 the note receivable balance from Mr. Crean was zero and the note payable balance to Mr. Crean was reduced from the original amount of $300,000 to the ending balance of $218,616.

         Prior to January 1999 the Company had collateralized Mr. Crean's personal indebtedness of $184,000 to a third party lender with a deed of trust on a 1.4 acre lot which is used as the parking lot for the Company's Chino, California manufacturing facility. In January 1999 the indebtedness of Mr. Crean was paid off and the collateral cancelled.

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

Item 13. Exhibits. Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)    Financial Statements
                --------------------

         The following financial statements are being filed as a part of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Balance Sheets as of April 30, 1999 and 1998

         Statements of Operation for the years ended April 30, 1999, 1998 and
         1997

         Statements of Stockholders' Equity for the years ended April 30, 1999, 1998 and 1997

         Statements of Cash Flows for the years ended April 30, 1999, 1998 and 1997

         Notes to Financial Statements

         Financial Statement Schedules

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

Dated: July 13, 1999                            ALFA LEISURE, INC.

                                                By: /s/ JOHNNIE R. CREAN
                                                    ----------------------------
                                                    Johnnie R. Crean, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

July 13, 1999

/s/ JOHNNIE R. CREAN                                          July 13, 1999
-------------------------------------------
Johnnie R. Crean, Chairman of the Board
and President

/s/ CAROL SMITH                                               July 13, 1999
-------------------------------------------
Carol Smith, Director

/s/ ROBERT A. RUDOLPH                                         July 13, 1999
-------------------------------------------
Robert A. Rudolph, Director

/s/ MARK SCHWARTZ                                             July 13, 1999
-------------------------------------------
Mark Schwartz, Vice President Finance
[Principal Financial Officer and Principal
Accounting Officer]

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
